Form 10-K
period 1993-12-31
TELEPHONE & DATA SYSTEMS INC
filed 1994-03-29
CIK 96966

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                          OR
       / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER 1-8251

- --------------------------------------------------------------------------------
                        TELEPHONE AND DATA SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)
- --------------------------------------------------------------------------------

              IOWA                           36-2669023
- --------------------------------  --------------------------------
  (State or other jurisdiction      (IRS Employer Identification
      of incorporation or                       No.)
         organization)

                30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602
              (Address of principal executive offices) (Zip code)

                 REGISTRANT'S TELEPHONE NUMBER: (312) 630-1900

          Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange
     Title of each class            on which registered
- -----------------------------  -----------------------------
 Common Shares, $1 par value      American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes __X__  No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___X___

    As of March 7, 1994, the aggregate market values of the registrant's Common Shares, Series A Common Shares and Preferred Shares held by nonaffiliates were approximately $2.026 billion, $16.5 million and $62.2 million, respectively. The closing price of the Common Shares on March 7, 1994, was $44.625, as reported by the American Stock Exchange. Because no market exists for the Series A Common Shares and Preferred Shares, the registrant has assumed for purposes hereof that
(i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares were initially issued by the registrant in exchange for Common Shares on a one-for-one basis and are convertible on a share-for-share basis into Common Shares, (ii) each nonconvertible Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each convertible Preferred Share has a value of $44.625 times the number of Common Shares into which it was convertible on March 7, 1994.

    The number of shares outstanding of each of the registrant's classes of common stock, as of March 7, 1994, is 45,669,568 Common Shares, $1 par value, and 6,881,001 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1993 Annual Report to Shareholders described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Part II of this report.

- --------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

- --------------------------------------------------------------------------------

                                                                   PAGE NUMBER
                                                                 OR REFERENCE(1)
                                                                 ---------------
Item  1.  Business.............................................           3
Item  2.  Properties...........................................          29
Item  3.  Legal Proceedings....................................          29
Item  4.  Submission of Matters to a Vote of Security
            Holders............................................          30
Item  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters................................          31     (2)
Item  6.  Selected Financial Data..............................          31     (3)
Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................          31     (4)
Item  8.  Financial Statements and Supplementary Data..........          31     (5)
Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure................          31
Item 10.  Directors and Executive Officers of the Registrant...          32
Item 11.  Executive Compensation...............................          32
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.........................................          32
Item 13.  Certain Relationships and Related Transactions.......          32
Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K........................................          33

- ---------
(1) Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 1993 ("Annual Report").
(2) Annual Report sections entitled "TDS Stock and Dividend Information" and "Market Price per Common Share by Quarter."
(3)   Annual Report section entitled "Selected Consolidated Financial Data."
(4) Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."
(5) Annual Report sections entitled "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholders' Equity," "Notes to
      Consolidated Financial Statements," "Consolidated Quarterly Income Information (Unaudited)" and "Report of Independent Public Accountants."

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

TELEPHONE AND DATA SYSTEMS, INC.
30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602
TELEPHONE (312) 630-1900
                                                                          [LOGO]
- --------------------------------------------------------------------------------
                                     PART I
- --------------------------------------------------------------------------------

ITEM 1. BUSINESS

    Telephone and Data Systems, Inc. (the "Company" or "TDS"), is a diversified telecommunications service company with local telephone, cellular telephone and radio paging operations. At December 31, 1993, the Company operated 94 telephone subsidiaries serving 356,200 access lines in rural and suburban areas; owned or had the right to acquire cellular interests representing approximately 23.7 million population equivalents and offered cellular telephone service through 116 majority-owned markets with 261,000 cellular telephones in service; and offered radio paging and related services with 460,900 pagers in service. The Company's business development strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other telecommunications businesses that management believes will utilize the Company's expertise in customer-based telecommunications services. For the year ended December 31, 1993, telephone operations provided 45.4% of the Company's consolidated revenues and all of its earnings; cellular operations provided 41.9% of the Company's consolidated revenues; and paging operations provided 12.7% of the Company's consolidated revenues.

    The Company conducts substantially all of its telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom"). TDS Telecom is expanding through the selective acquisition of local exchange telephone companies serving rural and suburban areas and by offering additional lines of telecommunications products and services to existing customers. TDS Telecom has acquired 29 telephone companies since the beginning of 1989. These acquisitions added 59,600 access lines during this five-year period, while internal growth added 57,000 lines.

    The Company conducts substantially all of its cellular operations through its majority-owned subsidiary, United States Cellular Corporation (AMEX symbol "USM"), which is engaged through subsidiaries and joint ventures primarily in the development and operation of and the acquisition of interests in cellular markets. The Company has had voting control of USM since USM's incorporation. TDS owned an aggregate of 59,548,450 shares of common stock of USM at December 31, 1993, representing over 85% of the combined total of USM's outstanding Common and Series A Common Shares and over 97% of their combined voting power. Assuming USM's Common Shares are issued in all instances in which USM has the choice to issue its Common Shares or other consideration and assuming all other issuances of USM's common stock to TDS and third parties for completed and pending acquisitions and redemptions of USM Preferred Stock and TDS Preferred Shares had been completed at December 31, 1993, TDS would have owned approximately 79.5% of the total outstanding common stock of USM and controlled over 95% of the combined voting power of both classes of its common stock. In the event TDS's ownership of USM falls below 80% of the total value of all of the outstanding shares of USM's stock, TDS and USM would be deconsolidated for federal income tax purposes. TDS and USM have the ability to defer or prevent deconsolidation, if deferring or preventing deconsolidation would be advantageous, by delivering TDS Common Shares and/or cash, in lieu of USM's Common Shares in connection with certain acquisitions. USM owns, operates, invests in and has the right to acquire interests in cellular telephone systems representing approximately 23.7 million population equivalents in 205 markets in 37 states. USM owns a controlling interest in and manages cellular systems serving 116 markets ("consolidated markets") and has the right to acquire a controlling interest in and manage cellular systems serving 16 additional markets. All but two of these markets are operational. USM owns or has the right to acquire minority interests (without the right to acquire a controlling interest) and manage cellular systems in 12 operational markets and owns non-controlling interests in and does not manage 61 other operational markets. Since the beginning of 1989, the number of cellular customers in USM's consolidated markets has increased from 13,600 to 261,000.

    The Company conducts substantially all of its radio paging operations through its 82.5%-owned subsidiary, American Paging, Inc. (AMEX symbol "APP"). APP offers radio paging and related services through its subsidiaries. Since the beginning of 1989, the number of pagers in service increased from 127,600 to 460,900 at December 31, 1993, primarily from internal growth.

    The Company was incorporated in Iowa in 1968. The Company's executive offices are located at 30 North LaSalle Street, Chicago, Illinois 60602. Its telephone number is 312-630-1900.

    Unless the context indicates otherwise: (i) references to "TDS" or the "Company" refer to Telephone and Data Systems, Inc., and its subsidiaries; (ii) references to "USM" refer to United States Cellular Corporation and its subsidiaries; (iii) references to "APP" refer to American Paging, Inc. and its subsidiaries; (iv) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas; (v) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas; (vi) references to cellular "markets" or "systems" refer to MSAs, RSAs or both; and (vii) references to "population equivalents" mean the population of a market, based on 1993 Donnelley Marketing Service Estimates, multiplied by the percentage interests that the Company owns or has the right to acquire in an entity licensed, designated to receive a license or expected to receive a construction permit ("licensee") by the FCC to construct or operate a cellular system in such market.

                            REGULATORY DEVELOPMENTS

    Each of the diversified telecommunications operations of TDS conducted by its local telephone, cellular telephone and radio paging subsidiaries is subject to FCC and state regulation. The licenses held by these subsidiaries which are granted by the FCC for the use of radio frequencies are an important component of the overall value of the assets of TDS. As discussed here, recent Congressional legislation and related FCC regulatory proceedings may have significant impact on some or all of its diversified telecommunications operations by altering FCC and state regulatory responsibilities for mobile service, the procedures for the award by the FCC of licenses to conduct existing and new mobile services, the terms and conditions of business relationships between mobile service providers and Local Exchange Carriers ("LECs") and the scope of the competitive opportunities available to mobile service providers.

    The Omnibus Reconciliation Act of 1993 (the "Budget Act"), which became effective in August 1993, amended the Communications Act of 1934 (the "Communications Act") by eliminating legislatively enacted distinctions affecting FCC and state regulation of common carrier and private carrier mobile operations and directed the FCC to classify all mobile services, including cellular, paging, Specialized Mobile Radio ("SMR") and other services under two categories: Commercial Mobile Radio Services ("CMRS"), subject to common carrier regulation; or Private Mobile Radio Services ("PMRS"), not subject to common carrier regulation. At its February 3, 1994 public meeting, the FCC adopted a decision classifying mobile service offerings as CMRS operations if they include a service offering to the public for a fee which is interconnected to the public switched network. Cellular, SMR and paging, among other services, will be classified as CMRS if they fit this definition. In addition, the FCC decision establishes a regulatory precedent for hybrid CMRS/PMRS regulation of mobile operations which offer both CMRS and PMRS service. The Company anticipates that a substantial portion of its service offerings will be classified as CMRS. The FCC decision also states that it would forebear from requiring that CMRS providers comply with a number of statutory provisions, otherwise applicable to common carriers, such as the filing of tariffs. It requires LECs to provide reasonable and fair interconnection to all

CMRS providers, subject to mutual compensation, reasonable charges for interstate interconnection and reasonable forms of interconnection. Because the text of the FCC's decision has only recently been released and addresses many complex and interrelated aspects of regulatory policy, the impact of these aspects of the FCC proceedings on the Company cannot be predicted with certainty.

    The Budget Act also amended the Communications Act to authorize the FCC to use a system of competitive bidding to issue initial licenses for the use of radio frequencies for which there are mutually exclusive applications and where the principal use of the license will be to offer service in return for compensation from customers. At its March 8, 1994 public meeting, the FCC adopted a decision, the text of which has not yet been released, that establishes generic rules for competitive bidding, defines eligibility criteria for small businesses, minority-and female-owned businesses and rural telephone companies which qualify for preferential bidding treatment, as required under the Budget Act, and describes the bidding mechanisms to be used by businesses qualifying for preferential treatment in future spectrum auctions. The FCC deferred adoption of the competitive bidding rules for specific licensing situations. The Company believes that competitive bidding for licenses in any market could increase the cost of entry into that market to the extent of prevailing market prices for such licenses. The Company also believes that it has the financial resources to be a strong competitor for licensing in those markets in which it elects to compete, that the competitive bidding process should not materially increase the Company's aggregate cost of entering new markets and should result in more efficient granting of licenses than at present thereby permitting the winning bidder to commence service to customers promptly pursuant to such licenses.

    Under other amendments to the Communications Act included in the Budget Act, states will generally be prohibited from regulating the entry of, or the rates charged by, any CMRS provider. The new law does not, however, prohibit a state from regulating other terms and conditions of CMRS offerings and permits states to petition the FCC for authority to continue rate regulation. These new statutory provisions will take effect in August 1994.

    On September 23, 1993, the FCC decided to allocate seven Personal Communications Services ("PCS") frequency blocks for licensing, in the aggregate 120 Megahertz ("MHz") of spectrum for licensed operations, and an additional 40 MHz for unlicensed operations, including uses such as telephone PBX and wireless local area network operations. Two 30 MHz frequency blocks will be awarded for each of the 51 Rand McNally Major Trading Areas, while one 20 MHz and four 10 MHz frequency blocks will be awarded for each of the 492 Rand McNally Basic Trading Areas. Cellular operators will be permitted to participate in the award of these new PCS licenses, which will be made via a yet-to-be-defined auction process, except for licenses reserved for rural, small, minority-and female-owned businesses and licenses for markets in which such cellular operator owns a 20% or greater interest in a cellular licensee which holds a license covering 10% or more of the population of the respective PCS licensed area. In the latter case, the cellular licensee is limited to one 10 MHz PCS channel block. Numerous requests for reconsideration of the FCC's decision have been filed and remain pending before the FCC. In its March 8, 1994 decision referenced above, the FCC presumptively classified PCS as CMRS. The FCC has not adopted specific competitive bidding rules for the initial licensing of PCS spectrum or established a schedule for the commencement of PCS auctions.

    PCS technology is currently under development and is expected to be similar in some respects to cellular technology. When offered commercially, this technology is expected to offer increased capacity for wireless two-way and one-way voice, data and multimedia communications services and is expected to result in increased competition in each area of the Company's diversified telecommunications operations. The ability of these future PCS licensees to complement or compete with existing cellular licensees is uncertain, and may be affected by future FCC rule-making. It is expected that the new wireless services will be both complementary services and competitive alternatives to current cellular and landline telephone services. These and other future technological developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by the Company and its subsidiaries. There can be no assurance that the Company will not be adversely affected by such technological developments.

                              TELEPHONE OPERATIONS

    The Company's telephone operations are conducted through TDS Telecom and its 94 telephone subsidiaries. These telephone companies, ranging in size from less than 500 to more than 40,000 access lines, serve 356,200 access lines in 29 states.

    The Company provides modern, high-quality local and long-distance telephone service. Local service is provided by the Company's operating telephone subsidiaries. Long-distance or toll service is provided through connections with long-distance carriers, primarily AT&T Communications, Inc. ("AT&T"), and the Regional Bell Operating Companies ("RBOCs"). The Company anticipates that it will need to make arrangements with AT&T, the RBOCs and other large companies in order to offer certain software-intensive services such as information gateway services. There is no assurance that the Company will be able to obtain such arrangements or that such arrangements, if obtained, will be on terms favorable to the Company.

    Future growth in telephone operations is expected to be derived from the acquisition of additional telephone companies, from providing service to new or presently unserved establishments, from business expansion in the areas served by the Company, from upgrading existing customers to higher grades of service, from increased usage of the network through both local and long-distance calling and from providing additional services made possible by advances in technology.

    The following table summarizes certain information regarding the Company's telephone operations.

                                                                            YEAR ENDED OR AT DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                             1993          1992          1991          1990          1989
                                                         ------------  ------------  ------------  ------------  ------------
                                                                                (DOLLARS IN THOUSANDS)
TELEPHONE OPERATIONS
Access lines*..........................................       356,200       321,700       304,000       278,700       263,900
  % Residential........................................          82.0          83.1          83.8          84.3          84.9
  % Business (nonresidential)..........................          18.0          16.9          16.2          15.7          15.1
  % Single-party.......................................          99.5          99.1          98.8          98.3          98.0
Total revenues.........................................  $    268,122  $    238,095  $    211,231  $    194,100  $    168,046
  % Local service......................................          26.9          27.4          29.0          28.9          29.4
  % Network access and long-distance...................          59.3          57.9          57.0          57.2          57.2
Depreciation and amortization expense..................  $     59,562  $     51,946  $     43,425  $     38,281  $     34,620
Operating income.......................................        79,110        72,218        65,242        62,707        49,971
Construction expenditures..............................        82,233        67,357        67,856        70,308        57,614
Total identifiable assets..............................  $    829,489  $    723,855  $    674,712  $    567,498  $    512,067

- ---------
*An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office.

TELEPHONE ACQUISITIONS

    TDS pursues an active program of acquiring operating telephone companies. Since January 1, 1989, TDS has acquired 29 telephone companies serving a total of 59,600 access lines for an aggregate consideration totalling $160.2 million. The consideration consisted of $61.9 million in cash and notes, 116,000 Preferred Shares and 2.5 million Common Shares of the Company.

    At December 31, 1993, the Company had agreements, awaiting regulatory or other approvals, to acquire two telephone companies which serve 17,600 access lines and which own minority cellular interests representing approximately 90,000 population equivalents. These acquisitions are expected to be completed for an aggregate consideration of approximately $53.2 million, consisting of approximately 1.1 million Common Shares of the Company.

    The Company continually evaluates acquisition opportunities. Telephone holding companies and others actively compete for the acquisition of telephone companies and such acquisitions are subject to the consent or approval of regulatory agencies in most states and, in some cases, to federal waivers that may affect the form of regulation or amount of interstate cost recovery of acquired telephone exchanges.

While management believes that it will be successful in making additional acquisitions, there can be no assurance that the Company will be able to negotiate additional acquisitions on terms acceptable to it or that regulatory approvals, where required, will be received.

    The Company maintains shelf registration of its Common Shares and Preferred Shares under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

    It is the Company's policy to preserve, insofar as possible, the local management of each telephone company it acquires. The Company provides the telephone subsidiaries with centralized purchasing and general management and other services, at cost plus a reasonable rate of return on invested capital. These services afford the subsidiaries expertise in the following areas: finance, accounting and treasury services; marketing; customer service; traffic; engineering and construction; accounting and customer billing; rate administration; credit and collection; and the development of administrative and procedural practices.

CONSTRUCTION AND DEVELOPMENT PROGRAM

    The Company's policy is to upgrade plant and equipment in presently owned and newly acquired telephone subsidiaries pursuant to an ongoing construction and development program. The Company makes major plant additions to upgrade service and replace existing facilities, and provides for routine plant additions. The program also allows the Company to enhance service and revenues and reduce costs by taking advantage of technological developments in the telecommunications industry. During 1993 the Company began replacing older switches with state-of-the-art 5ESS switches manufactured by AT&T. In 1994 the Company will continue to bring the advanced calling services of the AT&T 5ESS and Siemens Stromberg-Carlson EWSD to more of its customers by adding 14 additional host units. The Company's overall plan is to bring advanced calling services to all customers by the year 2000. The Company has converted facilities serving 96% of its access lines to digital switching technology and is installing high-capacity fiber optic cable facilities where appropriate and cost-effective. At December 31, 1993, the Company had approximately 1,900 route miles of fiber optic cable in service. Gross additions to plant and equipment were $82.2 million in 1993, $67.4 million in 1992, $67.9 million in 1991, $70.3 million in 1990 and $57.6 million in 1989. The Company estimates that gross additions for major construction projects and routine plant additions will total approximately $110 million in 1994, exclusive of pending acquisitions. The Company plans to continue financing its telephone construction program using internally generated cash supplemented by long-term financing from federal government programs.

FEDERAL FINANCING AND HIGH COST SUPPORT PROGRAMS

    The Company's primary sources of long-term financing for additions to telephone plant and equipment have been the Rural Electrification Administration ("REA"), the Rural Telephone Bank ("RTB") and the Federal Financing Bank ("FFB"), agencies of the United States of America. The REA has made primarily 35-year loans to telephone companies since 1949, at interest rates of 2% and 5%, for the purpose of improving telephone service in rural areas. The REA is authorized to make hardship loans at a 5% interest rate and cost of money loans at a rate not greater than 7%. The RTB, established in 1971, makes loans at interest rates based on its average cost of money (6.05% and 6.35% for its
fiscal  year  ended  September  30,  1993),  and  in  some  cases  makes   loans
concurrently with REA loans. In addition, the REA guarantees loans made to telephone companies by the FFB at the federal cost of money (6.414% for a 35-year note at December 31, 1993).

    Substantially all of the Company's telephone plant is pledged or is subject to mortgages to secure obligations of the operating telephone companies to the REA, RTB and FFB. The amount of dividends on common stock that may be paid by the operating telephone companies is limited by certain financial requirements set forth in the mortgages. Of the $306.2 million of underlying retained earnings of the telephone subsidiaries at December 31, 1993, $79.1 million was available for the payment of dividends on the subsidiaries' common stock.

    At December 31, 1993, the Company's operating telephone companies had unadvanced loan commitments under the REA, RTB and FFB loan programs aggregating approximately $93.9 million, at a weighted average annual interest rate of 6.1%, to finance specific construction activities in 1994 and future years. These loan commitments are generally issued for five-year periods and may be extended under certain circumstances. The Company's operating telephone companies have made applications for additional loans from the REA, RTB and FFB, and intend to make further applications as their needs arise. There is no assurance that these applications will be accepted or what the terms or interest rates of any future loan commitments will be. If funds were unavailable through the REA, RTB and FFB programs in the future and the subsidiaries were to borrow from conventional lenders at market rates, their cost of new loans might increase significantly. In that event, the Company would expect to seek higher local service rates to cover higher interest expense in order to maintain a reasonable balance between service to customers and local service rates.

    A number of the telephone subsidiaries recover a proportion of their costs via interstate support mechanisms. Reevaluation and probable modification of those mechanisms is expected. The interstate Universal Service Fund has been capped and indexed as an interim measure pending regulatory proceedings. Bills in Congress propose to widen the base of providers contributing to support for universal service but could involve development of new mechanisms and eligibility criteria. There is no assurance that cost recovery through direct and indirect interstate mechanisms will remain at current levels. Some telephone subsidiaries are in states where support and rate structures are under reevaluation or have been changed. There is no assurance that the states will continue to provide for cost recovery from current sources. The Company would expect to seek higher local service rates to recover costs for which current interstate or intrastate recovery may become unavailable.

REGULATION

    Operating telephone companies are regulated by state regulatory agencies with respect to local rates, intrastate intra-LATA (Local Access Transport Area) toll rates, intrastate access charges billed to intrastate interexchange carriers, service areas, service standards, accounting and related matters. In a number of states, construction plans and borrowings and certain other financial transactions are also subject to regulatory approval. The switch replacement program discussed above will require some regulatory approval. The Company has sought and will continue to seek appropriate increases in local and other service rates and changes in rate structures to achieve reasonable rates and earnings.

    The FCC regulates interstate toll rates, interstate access charges paid by interexchange carriers to local exchange carriers and other matters relating to interstate telephone service. The FCC also regulates the use of radio frequencies in telephone operations. The Company's telephone subsidiaries participate in the National Exchange Carrier Association ("NECA") common line and traffic sensitive tariffs and participate in the access revenue pools administered by NECA for interstate services. Where applicable, the Company's subsidiaries also participate in intrastate access tariffs and toll-pooling arrangements approved by state regulatory authorities for intrastate intra-and inter-LATA services. Such interstate and intrastate arrangements are intended to compensate LECs, such as the Company's operating telephone companies, for the costs, including a fair rate of return, of facilities furnished in originating and terminating interstate and intrastate long-distance services.

    Various aspects of federal and state telephone regulation have, in recent years, been subject to re-examination and ongoing modification. In several states, toll revenue pooling arrangements that are the source of substantial revenues to local exchange companies are being replaced with access-charge-based arrangements. Access charges are typically priced to result in revenue flows similar to those realized in the toll-pooling process. To the extent they are not, the Company may seek adjustments in other rates.

    On September 19, 1990, the FCC approved a mandatory price cap plan on interstate access rates for the seven RBOCs and GTE, leaving the plan optional for all other local telephone operating companies. This follows a March 16, 1989 FCC decision allowing price cap regulation for AT&T's interstate services. The price cap approach differs from traditional rate-of-return regulation by focusing primarily on the prices of communications services. The intention of price cap regulation is to focus on productivity and the approved plan for telephone operating companies allows for the sharing with its customers of profits achieved by increasing productivity. Alternatives to rate-of-return regulation have also been adopted or proposed primarily for the RBOCs in some of the states in which the Company's operating subsidiaries do business.

    On May 13, 1993, the FCC approved an alternative regulation plan for small and mid-sized telephone operating companies not electing price caps. This plan intends to reduce regulatory filing burdens under a form of modified rate-of-return. The Company's telephone subsidiaries have not elected the new FCC plan for 1994 and will remain in the NECA pools for this period. Since approximately one-third of the Company's telephone subsidiaries serve high-cost areas, important cost support mechanisms associated with the NECA pooling process would be lost if the Company elected either of the alternatives to rate-of-return regulation.

    On November 5, 1993, NECA filed with the FCC a Petition for Rulemaking proposing rule revisions to allow incentive settlement options within the NECA pools. The settlement options are designed to provide companies wishing to remain in the NECA pools with incentives similar to those previously adopted by the FCC but only available to non-NECA participants. Management has been involved in providing comments on this plan and continues to evaluate opportunities under all forms of regulation.

COMPETITION

    As a result of a series of FCC, court and state regulatory agencies' decisions, competition has been introduced in certain sectors of the telephone industry, including interstate and intrastate toll, special access services and customer premises equipment. Landline facilities-based competition in intrastate intra-LATA markets is currently prohibited in some of the various states where the Company provides service. On September 17, 1992, the FCC took a step toward introducing competition in the local exchange access business by ordering that competitive access providers, interexchange carriers and others have the right to directly interconnect facilities in the central offices of tier one telephone companies for the provision of interstate special access services. A related proceeding adjusted the interstate transport rate structure to reflect the policy of promoting interstate access competition. The intent of these orders and other related FCC decisions is to allow interstate special access competition with telephone companies and provide telephone companies with increased pricing flexibility, allowing them to compete on fair terms with the new entrants. On August 3, 1993, the FCC adopted a framework parallel to their special access interconnection rules for interstate switched access transport services. Less than one percent of the Company's consolidated revenues are derived from special access transport services and less than seven percent are derived from switched access transport services. Further, the rules do not apply to the Company's telephone subsidiaries, but could lead to changes in other FCC rules and policies that affect the way certain services are priced. Bills are pending in both Houses of Congress that propose to open local exchange and other telecommunications services to competition and apply expanded interconnection requirements to some or all local exchange telephone companies. Technological developments in cellular telephone, digital microwave, coaxial cable, fiber optics and other wireless and wired technologies may further permit the development of alternatives to traditional landline service. The Company and many other members of the local exchange carrier industry are seeking to maintain a strong universally affordable public telecommunications network through regulatory policies and programs that are sensitive to the needs of small communities and rural areas serviced by many of the Company's telephone subsidiaries.

    Certain providers and users of toll service may seek to bypass the LEC's switching services and local distribution facilities, particularly if services are not strategically priced. There are three primary ways which users of toll service may bypass the Company's switching services. First, users may construct and operate or lease facilities to transmit their traffic to an interexchange carrier. Second, certain interexchange carriers provide services which allow users to divert their traffic from the LEC's usage-sensitive services to their flat-rate services. Third, users may choose to use cellular telephone service to bypass the LEC's switching services. The Company's telephone subsidiaries have experienced only a small loss of traffic to such bypass. The Company and the exchange carrier industry are seeking to address bypass by advocating flexible pricing, including reduced pricing of access and toll services, where appropriate.

    The FCC released other significant orders and proposed rulemakings during 1992 and 1993 which are intended to further promote competition in video and voice communications and which may provide the Company with increased communications opportunities.

    On August 14, 1992, the FCC issued a "video dialtone" order permitting telephone companies greater participation in the video marketplace. Video dialtone enables telephone companies to provide network distribution platforms, various ancillary services such as billing and collections, and enhanced gateway services on behalf of video programmers. The FCC also tentatively concluded that the CATV rural exemption should be increased from its current population ceiling for communities in the service areas of 2,500 to 10,000. The rural exemption sets a population benchmark defining areas where a telephone company can directly provide cable TV service to its telephone customers.

    In addition, the FCC has authorized cellular telephone and other technologies as discussed above under "Regulatory Developments" which may be competitive with traditional telephone operations as well as provide new business opportunities.

    The Company actively monitors these proceedings seeking to protect its interests, and continues to evaluate new business opportunities that arise out of these regulatory decisions.

    The  Clinton  Administration has  made  its intentions  known,  through Vice
President Gore, to develop a national communications policy, backed by legislation. The policy will be directed toward creation of a broadband interactive National Information Infrastructure. The administration has advocated legislation based on five principles: to encourage private investment, to provide and protect competition, to provide open access to the network, to take action to avoid creating a society of information "haves" and "have nots" and to encourage flexible and responsive governmental action.

    Because of the legislation proposed by leadership in each house of Congress and the Administration's initiatives, the Company expects that there eventually may be open entry in nearly every aspect of communications. On the other hand, Vice President Gore and certain House and Senate bills suggest that all participants should contribute to universal service and intend, to varying degrees, that geographic location should not determine who has access to an advanced infrastructure. The Company believes high-cost funds and similar cost-averaging methods should continue to be employed to ensure that advanced services reach rural areas. It plans to compete by providing high-quality advanced voice, video, data and image services.

                         CELLULAR TELEPHONE OPERATIONS

THE CELLULAR TELEPHONE INDUSTRY

    THE CELLULAR TELEPHONE INDUSTRY. The cellular telephone industry has been in existence for approximately eleven years in the United States. Although the industry is still relatively new, it has grown significantly during this period. According to the Cellular Telecommunications Industry Association, at December 31, 1993, there were estimated to be over 16 million cellular customer units in service in the United States, generating nearly $11 billion of revenue per year. Cellular service is now available throughout the United States. The commercial feasibility of cellular systems in the United States has not, however, been proven over a long period of time.

    Cellular telephone technology provides high-quality, high-capacity communications services to in-vehicle cellular telephones and hand-held portable cellular telephones. Cellular technology is a major improvement over earlier mobile telephone technologies. Cellular telephone systems are designed to allow for maximum mobility of the customer. In addition to mobility, cellular telephone systems provide access through system interconnections to local, regional, national and world-wide telecommunications networks. Cellular telephone systems also offer a full range of ancillary services such as conference calling, call-waiting, call-forwarding, voice mail, facsimile and data transmission.

    Cellular telephone systems divide each service area into smaller geographic areas or "cells." Each cell is served by radio transmitters and receivers operating on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled Mobile Telephone Switching Office ("MTSO"). The MTSO is connected to the conventional ("landline") telephone network. Each conversation on a cellular phone involves a transmission over a specific range of radio frequencies from the cellular phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the MTSO and from there may be forwarded to the landline telephone network to complete the call. As the cellular telephone moves from one cell to another, the MTSO determines radio signal strength and transfers ("hands off") the call from one cell to the next. This hand-off is not noticeable to either party on the phone call.

    USM provides cellular telephone service under licenses granted by the FCC. The FCC grants only two licenses to provide cellular telephone service in each market. However, competition for customers includes competing communications technologies such as conventional landline and mobile telephone, SMR systems and radio paging. In addition, emerging technologies such as Enhanced Specialized Mobile Radio ("ESMR"), mobile satellite communication systems, second generation cordless telephones ("CT-2") and PCS may prove to be competitive with cellular service in the future in some or all of the markets where USM has operations.

    The services available to cellular customers and the sources of revenue available to cellular system operators are similar to those provided by conventional landline telephone companies. Customers are charged a separate fee for system access, airtime, long-distance calls, and ancillary services.

    Technical standards require that analog cellular telephones be compatible with all cellular systems in all market areas in the United States. Because of this compatibility feature, cellular system operators often provide service to customers of other operators' cellular systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." The system that provides the service to these roamers will generate usage revenue. Many operators, including USM, charge premium rates for this roaming service.

    There are a number of recent technical developments in the cellular industry. Currently, while most of the MTSOs process information digitally, most of the radio transmission is done on an analog basis. Digital radio technology offers advantages, including less transmission noise, greater system capacity, and potentially lower incremental costs for additional customers. The conversion from analog to digital radio technology is expected to be an industry-wide process that will take a number of years.

    During 1992, a new transmission technique was approved for implementation by the cellular industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the cellular industry and has been deployed in several markets, including USM's operations in Tulsa, Oklahoma. However, another digital technology, Code Division Multiple Access ("CDMA"), is expected to be in a commercial trial by the end of 1994. USM expects to deploy some digital radio channels in other markets in the near future.

    The cellular telephone industry is characterized by high initial fixed costs. Accordingly, if and when revenues less variable costs exceed fixed costs, incremental revenues should yield an operating profit. The amount of profit, if any, under such circumstances is dependent on, among other things, prices and variable marketing costs which in turn are affected by the amount and extent of competition. Until technological limitations on total capacity are approached, additional cellular system capacity can normally be added in increments that closely match demand and at less than the proportionate cost of the initial capacity.

CERTAIN CONSIDERATIONS REGARDING CELLULAR TELEPHONE OPERATIONS

    A significant portion of the aggregate market value of TDS's Common Shares is represented by the market value of TDS's interest in USM. Since its inception in 1983, USM has principally been in a start-up phase in which its activities have been concentrated significantly on the acquisition of interests in entities licensed or designated to receive a license ("licensees") from the FCC to provide cellular service and on the construction and initial operation of cellular systems. The development of a cellular system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. USM has experienced operating losses and net losses in all but a few quarters since its inception. USM may incur operating losses for the next few quarters, and there is no assurance that future operations, individually or in the aggregate, will be profitable.

    The licensing (including renewal of licenses), construction, operation, sale, interconnection arrangements and acquisition of cellular systems are regulated by the FCC and various state public utility commissions. Changes in the regulation of cellular operators or their activities and of other mobile service providers (such as the decision by the FCC to permit PCS licensees) could have a material adverse effect on USM's operations. See "Legal Proceedings
- -- La Star Application" for a discussion of certain FCC proceedings which have suspended the Company's and USM's licensing authority in a Wisconsin market pending the outcome of an FCC hearing.

    The number of population equivalents represented by USM's cellular interests bears no direct relationship to the number of potential cellular customers or the revenues that may be realized from the operation of the related cellular systems. The fair market value of USM's cellular interests will ultimately depend on the success of its operations. There is no assurance that the value of cellular interests will not be significantly lower in the future than at present.

    While there are numerous cellular systems operating in the United States and other countries, the industry has only a limited operating history. As a result, there is uncertainty regarding its future, including, among other factors: (i) the growth in customers; (ii) the usage and pricing of cellular services; (iii) the percentage of customers who terminate service each month (the "churn rate");
(iv) the cost of providing cellular services, including the cost of attracting new customers; and (v) continuing technological advances which may provide competitive alternatives.

    Media reports have suggested that certain radiofrequency ("RF") emissions from portable cellular telephones might be linked to cancer. USM has reviewed relevant scientific information and, based on such information, is not aware of any credible evidence linking the usage of portable cellular telephones with cancer. The FCC currently has a rulemaking proceeding pending to update the guidelines and methods it uses for evaluating RF emissions in radio equipment, including cellular telephones. While the proposal would impose more restrictive standards on RF emissions from low-power devices such as portable cellular telephones, it is anticipated that all cellular telephones currently marketed and in use will comply with those standards.

CELLULAR OPERATIONS

    USM is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage cellular telephone systems. Its cellular interests include market clusters in Northern Florida, Eastern Tennessee/Western North Carolina, Eastern North Carolina/ Virginia, Maine/New Hampshire/Vermont, West Virginia/Pennsylvania/Maryland, Indiana/Kentucky, Iowa,
Wisconsin/Illinois/Minnesota, Oklahoma, Missouri, Southwestern Texas, Texas/Oklahoma, Oregon/California and Washington/Idaho areas. See "The Company's Cellular Interests." USM has acquired its cellular interests through the wireline application process (22%), including settlements and exchanges with other applicants, and through acquisitions (78%), including acquisitions from TDS and third parties.

    USM's management plans to retain minority interests in certain cellular markets which it believes will earn a favorable return on investment. Other minority interests may be traded for interests in markets which enhance USM's market clusters or may be sold for cash or other consideration.

CELLULAR SYSTEMS DEVELOPMENT

    ACQUISITIONS. During the last three years, USM has aggressively expanded its size, particularly in markets which share adjacency, through an ongoing acquisition program aimed at strengthening USM's position in the cellular industry. This growth has resulted primarily from acquisitions of interests in RSAs and has been based on obtaining interests with rights to manage the underlying market.

    The Company has nearly tripled its population equivalents from approximately
8.4 million at December 31, 1988, to approximately 23.7 million at December 31, 1993. Similarly, markets managed or to be managed by USM have increased from 33 markets at December 31, 1988, to 144 markets at December 31, 1993. As of December 31, 1993, almost 86% of the Company's population equivalents represented interests in markets USM manages or expects to manage, compared to 62% at December 31, 1988.

    USM seeks and is currently negotiating for the acquisition of additional cellular interests and plans to acquire significant additional cellular interests in markets that complement its developing market clusters and in other attractive markets. USM also seeks to acquire minority interests in markets where it already owns (or has the right to acquire) the majority interest. At the same time USM continues to evaluate the disposition of interests which are not essential to its corporate development strategy.

    USM, or TDS for the benefit of USM, will ordinarily make acquisitions using securities or cash or by exchanging cellular interests it already owns. There is no assurance that USM will be able to purchase any additional interests, or that any such additional interests, if purchased, will be purchased on terms that are favorable to USM.

    USM, or TDS for the benefit of USM, has negotiated acquisitions of cellular interests from third parties primarily in consideration for USM's Common Shares or TDS's Common or Preferred Shares. Cellular interests acquired by TDS are generally assigned to USM. At that time, USM reimburses TDS for the value of TDS securities issued in such transactions, generally by issuing Common Shares and Preferred Stock (redeemable by the delivery of Common Shares) to TDS or by increases to the balance due TDS under USM's Revolving Credit Agreement in amounts equal to the value of TDS capital stock at the time the acquisitions are closed. The fair market value of the Common Shares and Preferred Stock issued to TDS in connection with these transactions is equal to the fair market value of the TDS securities issued in the transactions and is determined at the time the transactions are closed.

    In cases where USM's Common Shares are used as consideration in connection with acquisitions, most of the agreements call for such shares to be delivered in 1994 and later years. In a limited number of transactions, USM has agreed to pay some portion of the purchase price in cash.

    COMPLETED ACQUISITIONS. During 1993, the Company completed the acquisition of controlling interests in 25 markets and several minority interests representing approximately 3.8 million population equivalents for an aggregate consideration of $281.9 million. The consideration consisted of 6.1 million TDS Common Shares, 157,000 USM Common Shares, $19.5 million in cash, 29,000 shares of subsidiary preferred stock which are exchangeable into 73,000 TDS Common Shares, and the obligation to deliver approximately 140,000 USM Common Shares to third parties in 1994. USM reimbursed TDS for TDS securities issued and cash paid in the acquisitions through an increase in the debt to TDS under the Revolving Credit Agreement of $101.5 million and the issuance to TDS of 5.5 million USM Common Shares.

    PENDING ACQUISITIONS. At December 31, 1993, TDS and/or USM had entered into agreements to acquire controlling interests in nine markets and a minority interest representing approximately 1.2 million population equivalents for an aggregate consideration estimated to be approximately $128.4 million. If all of the pending acquisitions are completed as planned, TDS and/or USM will issue approximately 2.4 million TDS Common Shares, all of which are expected to be issued in 1994, and 49,000 USM Common Shares, and will pay approximately $6.2 million in cash. Any interests acquired by TDS in these transactions are expected to be assigned to USM and at that time, USM will reimburse TDS for TDS's consideration delivered and costs incurred in such acquisitions in the form of USM Common Shares or increases in the balance under the Revolving Credit Agreement. In addition to the agreements discussed above, the Company has agreements to acquire interests representing 302,000 population equivalents in three markets. The consideration for these acquisitions will be determined based on future appraisals of the fair market values of the interests to be acquired. All population equivalents pursuant to these agreements are included in the table on pages 15 to 18.

    TDS and USM maintain shelf registration of their respective Common Shares and Preferred Shares under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

CELLULAR INTERESTS AND CLUSTERS

    USM operates clusters of adjacent cellular systems, enabling its customers to benefit from a larger service area than otherwise possible. USM's strategy was initially implemented by filing for licenses to operate cellular systems in MSAs. Following the MSA lotteries and settlements, USM acquired interests in certain additional MSAs through purchases. USM has acquired substantial additional population equivalents through the purchase of interests in RSAs. USM plans to continue to acquire controlling interests in cellular licenses to provide service in systems that complement its developing market clusters and in other attractive systems.

    USM anticipates that clustering markets will expand its cellular service areas and provide certain economies in its capital and operating costs. In areas where USM has clusters of contiguous markets it may offer wide-area coverage. This would allow uninterrupted service within the area and allow the customer to make outgoing and receive incoming calls without special roamer arrangements. Clustering also makes possible greater sharing of facilities, personnel and other costs and may thereby reduce the costs of serving each customer. The extent to which these revenue enhancements and economies of operation will be realized through clustering is dependent upon market conditions, population sizes of the clusters and engineering considerations.

    USM's market clusters have grown rapidly. At December 31, 1993, approximately 87%, or 17.7 million, of USM's managed population equivalents were in contiguous markets within market clusters. Additionally, 92% of USM's managed markets were adjacent to another USM-managed market at that time. USM anticipates continuing to pursue strategic acquisitions and trades in order to complement its developing market clusters. USM has also acquired minority interests in markets where it already owns, or has the right to acquire, a majority interest. From time to time, USM may consider trading or selling some of its cellular interests which do not fit well with its long-term strategies.

    USM owned or had the right to acquire interests in cellular telephone systems in 205 markets at December 31, 1993. At December 31, 1993, approximately 86%, or 20.4 million, of USM's population equivalents were in markets that USM manages or expects to manage. At that date, approximately 95% of USM's managed population equivalents were in markets where cellular service has been initiated and where USM is currently operating the system. The following table summarizes the growth in USM's population equivalents in recent years and the development status of these population equivalents.

                                                                                             DECEMBER 31,
                                                                         -----------------------------------------------------
                                                                           1993       1992       1991       1990       1989
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                               (THOUSANDS OF POPULATION EQUIVALENTS)(1)
Operational Markets:
  Majority-Owned and Managed...........................................     18,212     14,268     10,427      5,110      4,060
  Minority-Owned and Managed(2)........................................      1,139      2,007      1,755      1,291        994
Markets Under Construction and to be Managed:(3)
  Majority-Owned.......................................................        996      1,811      2,973      4,372      2,458
  Minority-Owned(2)....................................................          6          5        122        444        757
                                                                         ---------  ---------  ---------  ---------  ---------
  Total Markets Managed and to be Managed..............................     20,353     18,091     15,277     11,217      8,269
Minority Interests in Markets Managed by Others........................      3,378      3,474      3,229      3,428      3,482
                                                                         ---------  ---------  ---------  ---------  ---------
  Total................................................................     23,731     21,565     18,506     14,645     11,751
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------  ---------

- ---------
(1)  Based on 1993 Donnelley Marketing Services estimates for all years.
(2) Includes markets where USM has the right to acquire an interest but does not currently own an interest.
(3) Includes markets which are operational but which are currently managed by third parties.

    The following section details USM's cellular interests, including those it owned or had the right to acquire as of December 31, 1993. The table presented therein lists clusters of markets, including both MSAs and RSAs, that USM operates or anticipates operating. USM's market clusters show the areas in which USM is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of cellular service to areas of economic interest and along corridors of economic activity.

                        THE COMPANY'S CELLULAR INTERESTS

    The table below sets forth certain information with respect to the interests in cellular markets which USM and TDS owned or had the right to acquire pursuant to definitive agreements as of December 31, 1993.

                                                                              PERCENTAGE
                                                                              ACQUIRABLE                    TOTAL CURRENT AND
                                                              CURRENT           UNDER                          ACQUIRABLE
                                                  1993      PERCENTAGE        DEFINITIVE                       POPULATION
               CLUSTER/MARKET                  POPULATION    INTEREST       AGREEMENTS(1)       TOTAL          EQUIVALENTS
- --------------------------------------------   ----------   -----------     --------------     --------     -----------------
MARKETS MANAGED BY THE COMPANY:
  EASTERN NORTH CAROLINA/VIRGINIA:
    Northampton (NC 8)......................      282,000          100.00%                         100.00%            282,000
    Rockingham (NC 7).......................      276,000          100.00                          100.00             276,000
    Harnett (NC 10).........................      266,000          100.00                          100.00             266,000
    Greene (NC 13)..........................      235,000          100.00                          100.00             235,000
    Greenville (NC 14)......................      232,000          100.00                          100.00             232,000
    Hoke (NC 11)............................      212,000          100.00                          100.00             212,000
    Chesterfield (SC 4).....................      209,000          100.00                          100.00             209,000
    Bedford (VA 4)..........................      171,000          100.00                          100.00             171,000
    Sampson (NC 12).........................      120,000          100.00                          100.00             120,000
    Chatham (NC 6)..........................      146,000           81.16                           81.16             119,000
    Camden (NC 9)...........................      117,000          100.00                          100.00             117,000
    Buckingham (VA 7).......................       88,000          100.00                          100.00              88,000
    Bath (VA 5).............................       62,000          100.00                          100.00              62,000
                                               ----------                                                   -----------------
                                                2,416,000                                                           2,389,000
                                               ----------                                                   -----------------
  WISCONSIN/ILLINOIS/MINNESOTA:
    Peoria, IL..............................      346,000          100.00                          100.00             346,000
    Jo Daviess (IL 1).......................      313,000          100.00                          100.00             313,000
    Vernon (WI 8)(2)*.......................      227,000          100.00                          100.00             227,000
    Adams (IL 4)(3)*........................      216,000          100.00                          100.00             216,000
    Mercer (IL 3)...........................      204,000          100.00                          100.00             204,000
    Rochester, MN*..........................      113,000           69.80              30.20%      100.00             113,000
    Pierce (WI 5)...........................       92,000          100.00                          100.00              92,000
    Wausau, WI*.............................      119,000           71.76                           71.76              85,000
    Trempealeau (WI 6)(3)...................       81,000          100.00                          100.00              81,000
    LaCrosse, WI............................       99,000           52.08                           52.08              52,000
                                               ----------                                                   -----------------
                                                1,810,000                                                           1,729,000
                                               ----------                                                   -----------------
  EASTERN TENNESSEE/WESTERN NORTH CAROLINA:
    Knoxville, TN*..........................      531,000           96.03                           96.03             510,000
    Henderson (NC 4)(3)*....................      271,000          100.00                          100.00             271,000
    Whitfield (GA 1)........................      206,000          100.00                          100.00             206,000
    Asheville, NC*..........................      200,000          100.00                          100.00             200,000
    Bledsoe (TN 7)(3)*......................      139,000           96.03                           96.03             133,000
    Giles (TN 6)*...........................      153,000           80.00                           80.00             122,000
    Hamblen (TN 4)(3)*......................      121,000          100.00                          100.00             121,000
    Lake (TN 1)*............................       75,000           16.33              83.67       100.00              75,000
    Macon (TN 3)*...........................      323,000           16.67                           16.67              54,000
    Yancey (NC 2)(3)*.......................       30,000          100.00                          100.00              30,000
                                               ----------                                                   -----------------
                                                2,049,000                                                           1,722,000
                                               ----------                                                   -----------------
  IOWA:
    Des Moines, IA..........................      410,000          100.00                          100.00             410,000
    Davenport, IA-IL........................      360,000           97.37                           97.37             350,000
    Humboldt (IA 10)........................      182,000          100.00                          100.00             182,000
    Cedar Rapids, IA........................      173,000           83.16                           83.16             143,000
    Waterloo-Cedar Falls, IA................      149,000           73.27                           73.27             109,000
    Kossuth (IA 14).........................      108,000          100.00                          100.00             108,000
    Mitchell (IA 13)........................       67,000          100.00                          100.00              67,000
    Mills (IA 1)............................       62,000          100.00                          100.00              62,000
    Dubuque, IA.............................       88,000           70.01                           70.01              61,000
    Audubon (IA 7)..........................       55,000          100.00                          100.00              55,000
    Union (IA 2)............................       50,000          100.00                          100.00              50,000
    Monroe (IA 3)*..........................       90,000           49.00                           49.00              44,000
    Winneshiek (IA 12)*.....................      115,000           24.50                           24.50              28,000
    Ida (IA 9)*.............................       63,000           16.67                           16.67              11,000
                                               ----------                                                   -----------------
                                                1,972,000                                                           1,680,000
                                               ----------                                                   -----------------
  MAINE/NEW HAMPSHIRE/VERMONT:
    Manchester-Nashua, NH...................      336,000           86.43                           86.43             291,000
    Kennebec (ME 3).........................      221,000          100.00                          100.00             221,000
    Coos (NH 1)*............................      221,000          100.00                          100.00             221,000
    Somerset (ME 2).........................      158,000          100.00                          100.00             158,000
    Bangor, ME..............................      148,000           73.33                           73.33             108,000

                                                                              PERCENTAGE
                                                                              ACQUIRABLE                    TOTAL CURRENT AND
                                                              CURRENT           UNDER                          ACQUIRABLE
                                                  1993      PERCENTAGE        DEFINITIVE                       POPULATION
               CLUSTER/MARKET                  POPULATION    INTEREST       AGREEMENTS(1)       TOTAL          EQUIVALENTS
- --------------------------------------------   ----------   -----------     --------------     --------     -----------------
MARKETS MANAGED BY THE COMPANY: (CONTINUED)
  MAINE/NEW HAMPSHIRE/VERMONT: (CONTINUED)
    Addison (VT 2)(3)*......................      105,000          100.00%                         100.00%            105,000
    Washington (ME 4)*......................       85,000          100.00                          100.00              85,000
    Oxford (ME 1)...........................       82,000          100.00                          100.00              82,000
    Lewiston-Auburn, ME.....................      103,000           75.06                           75.06              78,000
                                               ----------                                                   -----------------
                                                1,459,000                                                           1,349,000
                                               ----------                                                   -----------------
  WEST VIRGINIA/PENNSYLVANIA/MARYLAND:
    Monongalia (WV 3)*......................      266,000          100.00                          100.00             266,000
    Greene (PA 9)...........................      187,000           20.00              80.00%      100.00             187,000
    Grant (WV 4)*...........................      164,000          100.00                          100.00             164,000
    Tucker (WV 5)*..........................      129,000          100.00                          100.00             129,000
    Hagerstown, MD* #.......................      125,000                             100.00       100.00             125,000
    Cumberland, MD*.........................      102,000          100.00                          100.00             102,000
    Wetzel (WV 2)...........................       79,000          100.00                          100.00              79,000
    Bedford (PA 10)(3)*.....................       50,000          100.00                          100.00              50,000
    Garrett (MD 1)*.........................       30,000          100.00                          100.00              30,000
                                               ----------                                                   -----------------
                                                1,132,000                                                           1,132,000
                                               ----------                                                   -----------------
  MISSOURI:
    Joplin, MO*.............................      138,000           49.67              50.33       100.00             138,000
    Columbia, MO*...........................      119,000          100.00                          100.00             119,000
    Brown (KS 5)............................      119,000          100.00                          100.00             119,000
    Stone (MO 15)...........................      103,000          100.00                          100.00             103,000
    Laclede (MO 16).........................       92,000          100.00                          100.00              92,000
    Washington (MO 13)......................       88,000          100.00                          100.00              88,000
    Callaway (MO 6)*........................       84,000          100.00                          100.00              84,000
    Madison (AR 1)..........................       70,000           51.00              49.00       100.00              70,000
    Linn (MO 5).............................       68,000          100.00                          100.00              68,000
    DeKalb (MO 4)...........................       68,000          100.00                          100.00              68,000
    Schuyler (MO 3).........................       56,000          100.00                          100.00              56,000
    Shannon (MO 17)*........................       54,000          100.00                          100.00              54,000
    Atchison (MO 1).........................       43,000          100.00                          100.00              43,000
                                               ----------                                                   -----------------
                                                1,102,000                                                           1,102,000
                                               ----------                                                   -----------------
  NORTHERN FLORIDA:
    Worth (GA 14)...........................      237,000          100.00                          100.00             237,000
    Gainesville, FL.........................      216,000          100.00                          100.00             216,000
    Toombs (GA 11)..........................      147,000          100.00                          100.00             147,000
    Early (GA 13)*..........................      144,000          100.00                          100.00             144,000
    Walton (FL 10) #........................      107,000                             100.00       100.00             107,000
    Putnam (FL 5)...........................      103,000          100.00                          100.00             103,000
    Jefferson (FL 8)........................       52,000          100.00                          100.00              52,000
    Dixie (FL 6)............................       50,000          100.00                          100.00              50,000
    Calhoun (FL 9)#.........................       39,000                             100.00       100.00              39,000
                                               ----------                                                   -----------------
                                                1,095,000                                                           1,095,000
                                               ----------                                                   -----------------
  WASHINGTON/IDAHO:
    Clark (ID 6)............................      281,000          100.00                          100.00             281,000
    Richland-Kennewick-Pasco, WA*...........      164,000          100.00                          100.00             164,000
    Butte (ID 5)............................      149,000          100.00                          100.00             149,000
    Yakima, WA*.............................      202,000           54.55                           54.55             110,000
    Okanogan (WA 4).........................      110,000          100.00                          100.00             110,000
    Umatilla (OR 3)*........................      145,000           60.42                           60.42              88,000
    Pacific (WA 6)*.........................      174,000           49.00                           49.00              85,000
    Kittitas (WA 5)(3)*.....................       66,000           83.50                           83.50              55,000
    Hood River (OR 2)*......................       68,000           27.98              (5.98)       22.00              15,000
    Skamania (WA 7)* #......................       26,000                              22.00        22.00               6,000
                                               ----------                                                   -----------------
                                                1,385,000                                                           1,063,000
                                               ----------                                                   -----------------
  INDIANA/KENTUCKY:
    Meade (KY 3)............................      300,000          100.00                          100.00             300,000
    Evansville, IN..........................      316,000           78.13                           78.13             247,000
    Owen (IN 7).............................      219,000          100.00                          100.00             219,000
    Union (KY 2)............................      126,000          100.00                          100.00             126,000
    Owensboro, KY...........................       89,000           78.69                           78.69              70,000
    Warren (IN 5)*..........................      119,000           33.33                           33.33              40,000
    Miami (IN 4)*...........................      182,000                              14.29        14.29              26,000
                                               ----------                                                   -----------------
                                                1,351,000                                                           1,028,000
                                               ----------                                                   -----------------

                                                                              PERCENTAGE
                                                                              ACQUIRABLE                    TOTAL CURRENT AND
                                                              CURRENT           UNDER                          ACQUIRABLE
                                                  1993      PERCENTAGE        DEFINITIVE                       POPULATION
               CLUSTER/MARKET                  POPULATION    INTEREST       AGREEMENTS(1)       TOTAL          EQUIVALENTS
- --------------------------------------------   ----------   -----------     --------------     --------     -----------------
MARKETS MANAGED BY THE COMPANY: (CONTINUED)
  TEXAS/OKLAHOMA:
    Cherokee (TX 11)(4).....................      275,000          100.00%                         100.00%            275,000
    Garvin (OK 9)...........................      197,000          100.00                          100.00             197,000
    Tyler, TX (4)...........................      158,000          100.00                          100.00             158,000
    Haskell (OK 10).........................       82,000                             100.00%      100.00              82,000
    Wichita Falls, TX*......................      130,000           49.66               1.99        51.65              67,000
    Lawton, OK*.............................      112,000          100.00             (48.35)       51.65              58,000
    Jackson (OK 8)*.........................       96,000           34.00              17.65        51.65              50,000
    Hardeman (TX 5)(3)*.....................       37,000           16.33              35.32        51.65              19,000
    Briscoe (TX 4)(3)*......................       11,000           49.00               2.65        51.65               6,000
    Beckham (OK 7)(3)*......................       10,000           34.00              17.65        51.65               5,000
                                               ----------                                                   -----------------
                                                1,108,000                                                             917,000
                                               ----------                                                   -----------------
  OREGON/CALIFORNIA:
    Coos (OR 5).............................      247,000          100.00                          100.00             247,000
    Del Norte (CA 1)........................      209,000          100.00                          100.00             209,000
    Medford, OR*............................      158,000          100.00                          100.00             158,000
    Mendocino (CA 9)........................      139,000          100.00                          100.00             139,000
    Modoc (CA 2)............................       59,000          100.00                          100.00              59,000
    Crook (OR 6)*...........................      177,000           33.33                           33.33              59,000
                                               ----------                                                   -----------------
                                                  989,000                                                             871,000
                                               ----------                                                   -----------------
  SOUTHWESTERN TEXAS:
    Atascosa (TX 19)........................      213,000          100.00                          100.00             213,000
    Edwards (TX 18).........................      202,000          100.00                          100.00             202,000
    Laredo, TX..............................      149,000           91.78                           91.78             137,000
    Wilson (TX 20)..........................      134,000          100.00                          100.00             134,000
    Victoria, TX............................       78,000           96.22                           96.22              75,000
                                               ----------                                                   -----------------
                                                  776,000                                                             761,000
                                               ----------                                                   -----------------
  OKLAHOMA:
    Tulsa, OK*..............................      780,000           55.06                           55.06             429,000
    Seminole (OK 6).........................      214,000          100.00                          100.00             214,000
                                               ----------                                                   -----------------
                                                  994,000                                                             643,000
                                               ----------                                                   -----------------
  OTHER OPERATIONS:
    Union (PA 8)*...........................      407,000          100.00                          100.00             407,000
    Jefferson (NY 1)........................      256,000           54.00              46.00       100.00             256,000
    Tuscarawas (OH 7).......................      253,000          100.00                          100.00             253,000
    Poughkeepsie, NY........................      262,000           81.05                           81.05             213,000
    Newton (IN 1)+..........................      210,000                             100.00       100.00             210,000
    Glades (FL 2)+..........................      206,000                             100.00       100.00             206,000
    Atlantic City, NJ#......................      327,000            8.74              50.01        58.75             192,000
    Kosciusko (IN 2)........................      163,000          100.00                          100.00             163,000
    Hawaii (HI 3)...........................      136,000          100.00                          100.00             136,000
    Fort Pierce, FL (5)*....................      271,000           49.00                           49.00             133,000
    Cheboygan (MI 4)*.......................      128,000          100.00                          100.00             128,000
    Williamsport, PA*.......................      121,000          100.00                          100.00             121,000
    Ross (OH 9)*............................      243,000           49.00                           49.00             119,000
    Copiah (MS 9)#..........................      117,000                             100.00       100.00             117,000
    Williams (OH 1)*........................      126,000           75.00                           75.00              95,000
    Vineland-Millville-Bridgeton, NJ........      139,000           67.23                           67.23              94,000
    St. Cloud, MN*..........................      202,000           14.29                           14.29              29,000
                                               ----------                                                   -----------------
                                                3,567,000                                                           2,872,000
                                               ----------                                                   -----------------
      Total Population Equivalents of
       Managed Markets......................   23,205,000                                                          20,353,000
                                               ----------                                                   -----------------
MARKETS MANAGED BY OTHERS:
    Los Angeles, Oxnard, CA*................   15,281,000            5.50                            5.50             840,000
    Nashville/Clarksville-Hopkinsville,
     TN-KY*.................................    1,200,000           49.00                           49.00             588,000
    Baton Rouge, LA (6)*....................      553,000           52.00                           52.00             288,000
    Seattle-Everett/Tacoma/Bremerton, WA*...    2,931,000            6.25                            6.25             184,000
    Biloxi/Pascagoula, MS*..................      334,000           49.00                           49.00             164,000
    Oklahoma City, OK*......................      963,000           14.60                           14.60             141,000
    McAllen, TX.............................      419,000           26.20                           26.20             110,000
    Portsmouth-Dover-Rochester, NH-ME*......      269,000           40.00                           40.00             107,000
    Others (Fewer than 100,000 population
     equivalents each)......................                                                                          956,000
                                                                                                            -----------------
      Total Population Equivalents of Markets Managed by Others........................................             3,378,000
                                                                                                            -----------------
      Total Population Equivalents.....................................................................            23,731,000
                                                                                                            -----------------
                                                                                                            -----------------

- ---------
*    Designates wireline system.

+    Designates non-operational system.
#    Designates operational system managed by third parties until USM acquires a controlling interest.
(1)  Interests under these agreements are expected to be acquired at the various times  specified therein  following the  satisfaction of  customary closing conditions.
(2)  USM's interest in the  license for this  market has been  set aside by  the
     FCC.  USM  is  currently  operating  the  market  under  interim  operating authority granted by  the FCC. See  Item 3, "Legal  Proceedings -- La  Star
     Application."
(3)  This  market has been  or will be  partitioned into more  than one licensed area. The 1993  population, percentage ownership  and number of  population equivalents  shown is for the licensed area  within the market in which USM owns or has the right to acquire an interest.
(4)  USM's interests in these  markets are the subject  of litigation. See  Item
     3.,  "Legal Proceedings -- Townes Telecommunications, Inc., et. al. v. TDS,
     et. al."
(5)  USM owns 80% of the entity which owns and operates this market but has only a 49% interest in the earnings and profits.
(6)  Represents a noncontrolling limited partnership interest.

     SYSTEM DESIGN AND CONSTRUCTION. USM designs and constructs its systems in a manner it believes will permit it to provide high-quality service to mobile, transportable and portable cellular telephones, generally based on market and engineering studies which relate to specific markets. Engineering studies are performed by USM personnel or independent engineering firms. USM's switching equipment is digital, which reduces noise and crosstalk and is capable of interconnecting in a manner which reduces costs of operation. While digital microwave interconnections are typically made between the MTSO and cell sites, primarily analog radio transmission is used between cell sites and the cellular telephones themselves.

    In accordance with its strategy of building and strengthening market clusters, USM has selected high capacity with service-upgraded digital cellular switching systems that are capable of serving multiple markets via a single MTSO. USM's cellular systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and each cell site. USM has implemented such microwave interconnection in most of the cellular systems it manages. In other systems in which USM owns or has an option to purchase a majority interest and where it is believed to be cost-efficient, such microwave technology will also be implemented. Otherwise, such systems will rely upon landline telephone connections or microwave links owned by others to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company, while generally improving system reliability. In addition, microwave facilities can be used to connect separate cellular systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate both systems.

    USM has continued to expand its internal, nationwide seamless network in 1993 to encompass over 100 markets in the United States. This network provides automatic call delivery for USM's customers and handoff between adjacent markets. The seamless network has also been extended, using IS-41 technology, via links with certain systems operated by several other carriers, incuding GTE, US West, Ameritech, BellSouth, Centennial Cellular Corp., Southwestern Bell, McCaw Cellular Communications, Inc., Vanguard Cellular Systems, Inc. and others. Additionally, USM has conducted Signaling System 7 field trials with AT&T and with Independent Telephone Network to determine the most viable approach to establish a backbone network that will enable USM to interface with other national networks.

    During 1994, USM expects to significantly extend the seamless network for its customers into additional areas in Texas, Arkansas, Indiana, Idaho, Utah, California, Louisiana, Massachusetts, Washington, Florida and several other states. Not only will this expanded network increase the area in which customers can automatically receive incoming calls, but it will also reduce the incidence of fraud due to the pre-call validation feature of the IS-41 technology.

    USM believes that currently available technologies will allow sufficient capacity on USM's networks to meet anticipated demand over the next few years.

COSTS OF SYSTEM CONSTRUCTION AND FINANCING

    Construction of cellular systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, MTSOs, cell site equipment, microwave equipment, customer equipment, engineering and installation. USM, consistent with FCC control requirements, uses primarily its own personnel to engineer and oversee construction of each cellular system where it owns or has the right to acquire a controlling interest. In so doing, USM expects to improve the overall quality of its systems and to reduce the expense and time required to make them operational.

    The costs (exclusive of license costs) of the operational systems in which USM owns or has the right to acquire an interest are generally financed through capital contributions or intercompany loans to the partnerships or subsidiaries owning the systems, and through certain vendor financing.

MARKETING AND CUSTOMER SERVICE

    USM's marketing plan is designed to capitalize on its clustering strategy and to increase revenue by growing USM's customer base, increasing customers' usage of cellular service and reducing churn or customer disconnects. The marketing plan stresses service quality and incorporates programs aimed at developing and expanding new and existing distribution channels, stimulating customer usage by offering new and enhanced services and by increasing the public's awareness and understanding of the cellular services offered by USM. Most of USM's operations market cellular service under the "United States Cellular"-TM- name and service mark.

    USM's marketing strategy is to develop a local, customer-oriented operation, the primary goal of which is to provide quality cellular service to its customers. USM's marketing program focuses on obtaining customers who need cellular service, such as business people who, while out of their offices, need to be in contact with others. USM plans to follow the same marketing program in the other systems it expects to manage.

    USM manages each cellular cluster, and in some cases individual markets, with a local staff, including a manager and customer service representatives. Sales consultants are typically maintained in each market within the clusters. Customers are able to report cellular service problems or concerns 24 hours a day. It is USM's goal to respond to customers' concerns and to correct reported service deficiencies within 24 hours of notification. USM has established local service centers in order to repair and maintain most major brands of user equipment.

    USM has relied primarily on its own direct and retail sales channels to obtain customers for the cellular markets it manages. USM maintains an ongoing training program to improve the effectiveness of the sales consultants and retail associates in obtaining customers as well as maximizing the sale of high-user packages. These packages commit customers to pay for a minimum amount of usage at discounted rates per minute, even if usage falls below the monthly minimum amount. USM also uses agents, dealers and retailers to obtain customers. Agents and dealers are independent business people who sell to customers on a commission basis for USM. USM's agents are in the business of selling cellular telephones, cellular service packages and other related products to customers. USM's dealers include car stereo companies and other companies whose customers are also potential cellular customers. USM's retailers include car dealers, major appliance dealers, office supply dealers and mass merchants.

    USM began to specifically address the fast-growing consumer market by opening its own retail stores in late 1993. These small facilities are located in high-traffic areas and are designed to cater to walk-in customers. USM plans to open more locations in 1994 to further its presence in the local markets.

    USM also actively pursues national retail accounts which may potentially yield new customer additions in multiple markets. The national account effort is expected to enable USM to reach segments of the market other than those accessed by the local sales force. Agreements have been entered into with such national distributors as Chrysler Corporation, Ford Motor Company, General Motors, Honda, AT&T, Radio Shack, Best Buy, and Sears, Roebuck & Co. for certain of USM's markets. Upon the sale of a cellular telephone by one of these national distributors, USM receives, often exclusively within the territories served, the resulting cellular customer. In recognition of the needs of these national accounts,

USM initiated a centralized customer support program. This program allows for customer activation during peak retail business hours (weekends and evenings) when USM's local office might otherwise be closed.

    USM uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in cellular service and to establish familiarity with USM's name. Advertising is directed at gaining customers, increasing usage by existing customers and increasing the public awareness and understanding of the cellular services offered by USM. USM attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. USM utilizes local advertising media and public relations activities and establishes programs to enhance public awareness of USM, such as providing telephones and service for public events and emergency uses.

CUSTOMERS AND SYSTEM USAGE

    USM data for 1993 indicate that 52% of USM's customers use their cellular telephones primarily for business. Cellular customers come from a wide range of occupations. They typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses, and professionals. Most of USM's customers use in-vehicle cellular telephones. However, more customers (71% of new customers in 1993 compared to 21% in 1988) are selecting portable and other transportable cellular telephones as these units become more compact and fully featured as well as more attractively priced.

    USM's cellular systems are used most extensively during normal business hours between 7:00 am and 6:00 pm. On average, the local retail customers in
USM's majority-owned and managed systems used their cellular systems approximately 103 minutes per unit each month and generated retail revenue of approximately $49 per month during 1993, compared to 121 minutes and $52 per month in 1992. Revenue generated by roamers, together with local, toll and other revenues, brought USM's total average monthly service revenue per customer unit in majority-owned and managed markets to $99 during 1993. Average monthly service revenue per customer unit decreased approximately 6% during 1993, reflecting primarily the decline in average local minutes per customer unit. USM anticipates that average monthly service revenue per customer unit may continue to decline as retail distribution channels provide additional consumer customers who generate fewer local minutes of use and as roamer revenues grow more slowly.

    Roaming is a service offered by USM which allows a customer to place or receive a call in a cellular service area away from the customer's home market area. USM has entered into "roaming agreements" with operators of other cellular systems covering virtually all systems in the United States and Canada. These agreements offer customers the opportunity to roam in these systems. These reciprocal agreements automatically pre-register the customers of USM's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e. travelling) in a USM market where this arrangement is in effect is able to automatically make and receive calls on USM's system. The charge for this service is typically at premium rates and is billed by USM to the customer's home system, which then bills the customer. USM has entered into agreements with other cellular carriers to transfer roaming usage at agreed-upon rates. In some instances, based on competitive factors, USM may charge a lower amount to its customers than the amount actually charged to USM by another cellular carrier for roaming; however, these services include call delivery and call handoff.

    The following table summarizes certain information about customers and market penetration in USM's managed operations.

                                                                           YEAR ENDED OR AT DECEMBER 31,
                                                      -----------------------------------------------------------------------
                                                           1993            1992          1991          1990          1989
                                                      ---------------  ------------  ------------  ------------  ------------
                                                                              (DOLLARS IN THOUSANDS)
Majority-owned and managed markets:
  Cellular markets in operation (1).................              116            92            67            32            25
  Total population of markets in service (000s).....           19,383        15,014        11,481         6,314         5,228
  Customer Units:
    at beginning of period (2)......................          150,800        97,000        57,300        36,100        13,600
    additions during period (2).....................          165,300        88,600        59,800        31,800        28,000
    disconnects during period (2)...................           55,100        34,800        20,100        10,600         5,500
    at end of period (2)............................          261,000       150,800        97,000        57,300        36,100
  Market penetration at end of period (3)(4)........             1.35%         1.00%         0.84%         0.91%         0.69%
Consolidated revenues...............................  $       247,259  $    164,085  $     99,477  $     62,452  $     39,935
Depreciation expense................................           25,665        16,606         8,814         4,363         3,199
Amortization expense................................           19,362        13,033        10,455         7,287         4,684
Operating (loss)....................................           (8,656)      (12,705)      (16,831)       (9,141)      (15,636)
Construction expenditures...........................           94,088        58,832        66,037        21,189        10,032
Identifiable assets.................................  $     1,275,569  $    858,795  $    612,981  $    293,368  $    189,544

- ---------
(1) Represents the number of markets in which USM owned at least a 50% interest and which it managed, including its reseller operation in
      1989-1992. The revenues and expenses of these cellular markets are included in USM's consolidated revenues and expenses.
(2) Represents the approximate number of revenue-generating cellular telephones served by the cellular markets referred to in footnote (1). The revenue generated by such cellular telephones is included in consolidated revenues.
(3) Computed by dividing the number of customer units at the end of the period by the total population of markets in service as estimated by Donnelley Marketing Service for the respective years.
(4) The decrease from 1990 to 1991 is due to the addition of 32 majority-owned and managed RSAs in 1991. Market penetration for majority-owned and managed MSAs was 1.48% in 1991 and 1.07% in 1990.

    The following table summarizes, by cluster, the total population, USM's customer units and penetration for USM's majority-owned and managed markets that were operational as of December 31, 1993.

                                                                                          POPULATION      CUSTOMERS    PENETRATION
                                                                                        ---------------  -----------  -------------
Eastern North Carolina/Virginia.......................................................        2,416,000       20,500         0.85%
Wisconsin/Illinois/Minnesota..........................................................        1,810,000       23,400         1.29%
Eastern Tennessee/Western North Carolina..............................................        1,651,000       27,800         1.68%
Iowa..................................................................................        1,704,000       31,500         1.85%
Maine/New Hampshire/Vermont...........................................................        1,459,000       19,700         1.35%
West Virginia/Pennsylvania/Maryland...................................................          820,000        5,100         0.62%
Missouri..............................................................................          964,000        6,700         0.70%
Northern Florida......................................................................          951,000       10,400         1.09%
Washington/Idaho......................................................................          972,000        8,100         0.83%
Indiana/Kentucky......................................................................        1,050,000       15,600         1.49%
Texas/Oklahoma........................................................................          742,000       12,400         1.67%
Oregon/California.....................................................................          812,000        8,100         1.00%
Southwestern Texas....................................................................          776,000        7,100         0.91%
Oklahoma..............................................................................          994,000       34,900         3.51%
Other Operations......................................................................        2,262,000       29,700         1.31%
                                                                                        ---------------  -----------          ---
                                                                                             19,383,000      261,000         1.35%
                                                                                        ---------------  -----------          ---
                                                                                        ---------------  -----------          ---

CELLULAR TELEPHONES AND INSTALLATION

    There are a number of different types of cellular telephones, all of which are currently compatible with cellular systems nationwide. USM offers a full range of vehicle-mounted, transportable, and hand-held portable cellular telephones. Features offered in some of the cellular telephones include hands-free calling, repeat dialing, horn alert and others.

    USM has established service and/or installation facilities in many of its local markets to ensure quality installation and service of the cellular telephones it sells. These facilities allow USM to improve its service by promptly assisting customers who experience equipment problems.

    USM negotiates volume discounts from its cellular telephone suppliers. USM discounts cellular telephones in most markets to meet competition or to stimulate sales by reducing the cost of becoming a cellular customer. In these instances, where permitted by law, customers are generally required to sign an extended service contract with USM. USM also cooperates with cellular equipment manufacturers in local advertising and promotion of cellular equipment.

PRODUCTS AND SERVICES

    USM's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns. USM's customer bills typically show separate charges for custom-calling features, airtime in excess of the packaged amount, and toll calls. Custom-calling features provided by USM include wide-area call delivery, call forwarding, call waiting, three-way calling and no-answer transfer. USM also offers a voice message service in many of its markets. This service, which functions like a sophisticated answering machine, allows customers to receive messages from callers when they are not available to take calls.

REGULATION

    The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act. The FCC has promulgated regulations governing construction and operation of cellular systems, and licensing and technical standards for the provision of cellular telephone service.

    For licensing purposes, the FCC divided the United States into separate geographic markets (MSAs and RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the application process, the FCC reserved one block of frequencies for nonwireline applicants and another block for wireline applicants. Subject to FCC approval, a cellular system may be sold to either a wireline or nonwireline entity, but no entity which controls a cellular system may own an interest in another cellular system in the same MSA or RSA.

    The completion of acquisitions involving the transfer of control of a cellular system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the Company's application for approval of the proposed transfer.

    When the first cell of a cellular system has been constructed, the licensee is required to notify the FCC that construction has been completed. Immediately upon this notification, but not before, FCC rules authorize the licensee to offer commercial service to the public. The licensee is then said to have "operating authority." Initial operating licenses are granted for ten-year periods. The FCC must be notified each time an additional cell is constructed.

    The FCC's rules also generally require persons or entities holding cellular construction permits or licenses to coordinate their proposed frequency usage with other cellular users and licensees in order to avoid electrical interference between adjacent systems. The height and power of base stations in the cellular system are regulated by FCC rules, as are the types of signals emitted by these stations. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration regulations respecting the siting and construction of cellular transmitter towers and antennas.

    On January 9, 1992, the FCC adopted a Report and Order ("R&O") which establishes standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. In the R&O, the FCC: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a "renewal expectancy" will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and
(iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) substantially used its spectrum for its intended purposes; (ii) complied with FCC rules, policies and the Communications Act, as amended; and (iii) not engaged in substantial relevant misconduct. If a renewal expectancy is awarded to an existing licensee, that expectancy will be more significant in the renewal proceeding than any other criterion used to compare the licensee to challengers. Licenses of USM's affiliates in Knoxville and Tulsa will be its first to come up for renewal in 1994. See "Legal Proceedings -- La Star Application" for a discussion of certain FCC proceedings which have suspended the Company's and USM's licensing authority in a Wisconsin market pending the outcome of an FCC hearing.

    USM conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and would anticipate being able to qualify for a renewal expectancy. Accordingly, USM believes that the regulations will have no significant effect on its operations and financial condition.

    The FCC has also provided that five years after the initial licenses are granted, unserved areas within markets previously granted to licensees may be applied for by both wireline and nonwireline entities and by third parties. The FCC established 1993 filing dates for filing "unserved area" applications in MSAs in which the five-year period had expired and many unserved area applications were filed in certain MSAs. USM's strategy with respect to system construction in its markets has been and will be to build cells covering every area within such markets that USM considers economically feasible to serve or might conceivably wish to serve and to do so within the five-year period following issuance of the license.

    USM is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. However, certain states require cellular system operators to go through a state certification process to serve communities within their borders. All such certificates can be revoked for cause. In addition, certain state authorities regulate several aspects of a cellular operator's business, including the rates it charges its customers and cellular resellers, the resale of long-distance service to its customers, the technical arrangements and charges for interconnection with the landline network and the transfer of interests in cellular systems. The siting and construction of the cellular facilities, including transmitter towers, antennas and equipment shelters may also be subject to state or local zoning, land use and other local regulations. Public utility or public service commissions (or certain of the commissioners) in several states have expressed an interest in examining whether the cellular industry should be more closely regulated by such states.

COMPETITION

    USM's only facilities-based competitor for cellular telephone service in each market is the licensee of the second cellular system in that market. Competition for customers between the two systems in each market is principally on the basis of quality of service, price, size of area covered, services offered, and responsiveness of customer service. The competing entities in many of the markets in which USM has an interest have financial resources which are substantially greater than those of USM and its partners in such markets.

    The FCC's rules require all operational cellular systems to provide, on a nondiscriminatory basis, cellular service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

    In addition to competition from the other cellular licensee in each market, there is also competition from, among other technologies, conventional mobile telephone and SMR systems, both of which are able to connect with the landline telephone network. USM believes that conventional mobile telephone systems and conventional SMR systems are competitively disadvantaged because of technological limitations on the capacity of such systems. The FCC has recently given approval, via waivers of its rules, to ESMR, an enhanced SMR system. ESMR systems may have cells and frequency reuse like cellular, thereby potentially eliminating any current technological limitation. The first ESMR systems were implemented in 1993 in Los Angeles. Although less directly a substitute for cellular service, wireless data services and one-way paging service (and in the future, two-way paging services) may be adequate for those who do not need full two-way voice service.

    Continuing technological advances in the communications field make it impossible to predict the extent of additional future competition for cellular systems. For example, the FCC has allocated radio channels to a mobile satellite system in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites, and a consortium to provide such service has been formed. Such a system is designed primarily to serve the communications needs of remote locations and a mobile satellite system could provide viable competition for land-based cellular systems in such areas. It is also possible that the FCC may in the future assign additional frequencies to cellular telephone service to provide for more than two cellular telephone systems per market.

    CT-2, second generation cordless telephones, and PCS, personal communications network services, may prove to be competitive with cellular service in the future. CT-2 will allow a customer to make a call from a personal phone as long as the person is within range of a telepoint base station which connects the call to the public switched telephone network. PCS will be digital, wireless communications systems which currently are primarily targeted for use in very densely populated areas. Various CT-2 and PCS trials are in process throughout the United States. CT-2 and PCS are not anticipated to be significant sources of competition in USM's markets in the near future. Similar technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition.

                            RADIO PAGING OPERATIONS

WIRELESS MESSAGING INDUSTRY

    Paging is a wireless messaging technology which uses an assigned radio frequency to contact a paging customer within a geographic service area. Pagers are small, lightweight, easy-to-use, battery-operated devices which receive messages by the broadcast of a radio signal. To contact a customer, a message is initiated by placing a telephone call to the customer's pager number. The telephone call is received by a computerized paging switch which generates a signal sent to microprocessor-controlled radio transmitters within the service area. The transmitters broadcast a digital or analog signal that is received by the pager and delivered as a tone, voice, numeric or alphanumeric text message.

    The paging industry started in 1949 when the FCC set aside certain radio frequencies for exclusive use in providing one-way mobile communications services. Until the 1980s, the industry was highly fragmented with a large number of small, local firms. During that decade, acquisitions of many firms by regional telephone companies greatly consolidated the industry. While it is estimated that by late 1993 more than 500 licensed paging companies remained in the United States, most providing local service in a single market, the ten largest companies served more than 47% of all pager units, with no single provider serving more than 16% of the United States marketplace.

    The FCC has recently allocated certain radio spectrum channels designated for Advanced Messaging Services ("AMS"), which are also known as Narrowband PCS. These frequency channels, which are anticipated to be auctioned by the FCC in 1994, will accommodate a wide array of emerging wireless technologies and ancillary communications services to both individuals and businesses. As a potential AMS provider, APP is exploring the potential to offer acknowledgment paging, two-way data services, wireless E-mail, location services and the transmission of voice messages and high-resolution graphics.

    Additional innovations in technology combined with further reduced costs of equipment are expected to continue to broaden the potential market size for paging services and support the industry's rapid growth rate. Management also believes that future developments in the wireless communications industry will produce additional consolidations of smaller operators with larger, multi-market paging companies.

    APP provides one-way wireless messaging services in the United States with operations concentrated in Florida and in the Mid-Atlantic and Midwest regions. APP has experienced strong growth in the number of pagers in service, increasing from 161,600 at the end of 1989 to 460,900 at year-end 1993, a compound annual growth rate of 30.0%

    The following table summarizes certain information about APP's operations.

                                                                                  YEAR ENDED OR AT DECEMBER 31,
                                                                 ---------------------------------------------------------------
                                                                    1993         1992         1991         1990         1989
                                                                 -----------  -----------  -----------  -----------  -----------
                                                                                     (DOLLARS IN THOUSANDS)
Pagers in service..............................................      460,900      322,200      236,800      201,200      161,600
Total revenues.................................................  $    75,363  $    54,716  $    43,973  $    38,022  $    31,822
Depreciation and amortization expense..........................       13,392       10,412        9,047        8,304        6,494
Operating (loss)...............................................         (721)      (5,448)      (7,750)      (6,442)      (7,429)
Additions to property and equipment............................       24,813       15,501       13,322       14,347       10,433
Identifiable assets............................................  $    74,923  $    57,080  $    41,726  $    38,067  $    32,403

COMPANY STRATEGY

    APP has authorizations for more than 500 transmitter sites on Private Carrier Paging ("PCP") channel 929.3375 MHz in 47 states. Under recently adopted changes in FCC rules, APP has requested exclusive use of this channel throughout the United States. Other companies also hold authorizations for PCP channels and are expected to request exclusive use of PCP channels for systems serving nationwide, regional or local service areas. APP believes this license will enable APP to offer competitive regional and nationwide messaging services and is building certain systems required to utilize and retain its exclusive license.

    In addition, APP has applied for SMR licenses in several markets, including certain markets it presently serves. These licenses would allow APP to offer a broad range of innovative mobile data services, including one-and two-way messaging, high-resolution graphics, wireless E-mail, and facsimile. Since the FCC classifies APP as a wireline carrier as a result of its relationship with TDS, APP must receive a waiver from the FCC to obtain such licenses. APP is unable to predict whether it will receive such a waiver from the FCC. In the event APP is unable to obtain the SMR licenses, APP believes that it would be able to provide such mobile data services in the pertinent markets though the use of other frequencies for which FCC licenses must be obtained but where no such waiver would be required.

    APP has recently entered into a joint venture with NEXUS Telecommunications Systems of Israel Ltd. ("NEXUS") to develop proprietary wireless technologies. As part of this arrangement, APP has the exclusive right to market two-way lower-speed data messaging, vehicle location, and inventory management services using patented spread spectrum technology in the western hemisphere. Management believes its alliance with NEXUS has the potential to result in advanced two-way messaging services for current and future customers. APP also expects to have access to two-way messaging service technology offered by other manufacturers.

    Both wireless and wireline carriers will compete to offer services on America's "information highway" -- the electronic marketplace which will provide consumers and businesses with access to a wide array of data and other services. Paging traditionally provides high-quality service at the lowest price and cost of any wireless service. TDS believes that the wireless messaging industry, including APP's wireless network, will be an important part of the information highway and will permit APP to compete successfully as a provider of information services. One of the many potentials of this network is the ability, through alliances with other firms, to provide customers with a shopping list of specialized information services. For example, APP's customers could receive E-mail messages, news or sports headlines, stock quotes, or morning wake-up calls that also provide the weather forecast. APP's substantial base of loyal customers, modern wireless network infrastructure and well-trained sales force position APP to continue transitioning customers to higher-value, more profitable products and services.

    Many of  the services  discussed above  can be  provided with  little or  no significant additional capital investment. APP anticipates that marketing expenses will be minimized by selling such services through existing distribution channels and incorporating these services into existing advertising and promotional campaigns. Incremental operational expenses are expected to be minimized by using existing support functions such as APP's customer service and technical staffs to service these new customers.

    Services which may require additional capacity, such as E-mail, will require higher-speed networks to support the customer base. This, in turn, may require more transmitter sites, more complex communication switches, and other enhancements to APP's infrastructure. Also, additional capital spending may be required to secure the necessary radio spectrum in the auctions the FCC will hold in the future which will allow APP to offer two-way communication, and to expand its one-way capacity.

    Many of the services such as information services are currently offered in several of APP's operations. The time-frame for new two-way services is projected to be mid-1995, but there can be no assurance at this early stage of development of such services that APP will be willing or able to invest in some or all of such services or that, if implemented, such services will be commercially successful.

PAGING OPERATIONS

    APP provides local, wide-area, regional, and nationwide paging services to customers through its operations centers. It offers local and regional paging coverage throughout Florida, in the Midwest (Illinois, Indiana, Kentucky, Minnesota, Missouri and Wisconsin) and the Mid-Atlantic (Maryland, Pennsylvania, Virginia, and Washington, D.C.) regions, and in the states of Oklahoma, Texas, Arizona and Utah. Nationwide paging is offered through APP's alliance with a nonaffiliated service provider.

    APP currently provides four types of pagers in all of its markets: digital display, alphanumeric text display, voice and tone. A digital display pager permits a caller to transmit to the customer a numeric message that may consist of a telephone number, an account number or coded information. It has the memory to store several numeric messages that can be recalled by the customer when desired. Alphanumeric text display service allows customers to receive, store, and display full text messages of between 80 and 160 characters, which are sent from either a data entry device or an operator. In the case of voice service, the notification is followed by a brief voice message. A tone pager notifies the customer that a message has been received by emitting an audible beep, displaying a flashing light or vibrating.

    Since 1986, APP has made a limited number of selective acquisitions of paging companies which had been providing service in the same areas as APP, or in areas adjacent to APP's service areas. In 1991, APP exchanged approximately 22,000 customers in its California, Connecticut, and Rhode Island subsidiaries for 27,000 customers in Florida, where APP already had existing paging operations. In total, APP has added 30,700 net customers through acquisitions since 1986. As the industry continues to consolidate, APP expects to evaluate and may purchase attractive acquisition opportunities on an ongoing basis.

MARKETING STRATEGY

    APP generates its revenues from (i) service usage billed primarily on a flat-rate basis, (ii) pager rentals, (iii) pager warranties, maintenance contracts and repair, (iv) loss protection, (v) voice mail usage on a flat rate or measured service basis, (vi) activation fees, (vii) the sale of new and used pagers,

(viii) the sale of pager accessories and (ix) service usage of value-added services such as text dispatching, second telephone numbers or group calls. Service to end users is provided directly by APP in most cases.

    APP markets its services directly, through its sales force complemented by customer service representatives, and indirectly, through third-party resellers, agents and retailers. APP's sales force and customer service representatives have the responsibility to ensure that all customers and prospects as well as resellers, agents and retailers understand APP's significant competitive advantages: reliable wireless network, wide-area coverage, value-priced selection of pagers and services, and responsive sales and customer service staff.

    APP offers its services to third-party resellers and retailers under marketing agreements. APP offers resellers paging airtime in bulk quantities at wholesale rates. Resellers then sell APP's airtime to end users at a markup. Agents, on the other hand, refer customers directly to APP. Retail outlets sell the pagers to the customers and the customers then purchase the services from APP. Resellers and retailers may also sell services of other wireless communications companies which may compete with APP. APP seeks to develop
long-term   and  cooperative  relationships  with   its  resellers,  agents  and
retailers.  APP's  cost  of  obtaining  customer  units  through  resellers   is
substantially less than the cost of obtaining customer units through direct sales or retail distribution channels. Resellers incur the cost to acquire customers as well as to service pagers and to bill and collect revenues from the customer. They also assume the cost of the paging unit for those who rent rather than purchase.

COMPETITION

    APP faces significant competition in all of its markets. Many of APP's competitors, which include local, regional and national paging companies and certain regional telephone companies, possess greater financial, technical and other resources than APP. Moreover, certain competitors in the paging business offer wider coverage in certain geographic areas than does APP and certain competitors follow a low-price discounting strategy to expand market share. If any of such companies were to devote additional resources to the paging business or increase competitive pressure in APP's markets, APP's results of operations could be adversely affected.

    A number of technologies, including cellular, broadband and narrowband PCS, SMR and others, are competitive forms of technology used in, or projected to be used for, wireless one-way and two-way communications. Cellular telephone technology provides an alternative communications system for customers who are frequently away from fixed-wire communications systems (i.e., ordinary telephones). APP believes that paging will remain one of the lowest-cost forms of wireless messaging due to the low-cost infrastructure associated with paging systems, as well as advances in technology that will provide for reduced paging costs.

    Future technological developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the paging services currently offered by APP. There can be no assurance that APP would not be adversely affected by such technology changes.

GOVERNMENT REGULATION

    APP's message paging operations are subject to regulation by the FCC under the Communications Act. Currently, paging services are offered primarily over radio frequencies that the FCC has allocated for either common carriage
(licensees are known as radio common carriers ("RCC")) or private carriage (licensees are known as private carrier paging operators ("PCP")). An RCC license is an exclusive license to a specific radio frequency in a particular locality or region and the licensee is regulated as a common carrier. A PCP license may be designated by the FCC as exclusive or non-exclusive, and may be subject to frequency sharing and coordination procedures. These procedures are designed to avoid interference with the operation of communications by other carriers using the same frequency. PCP licensees are private carriers, not subject to common carrier regulation.

    The FCC has granted APP licenses to use the radio frequencies required to conduct its paging operations and these licenses define the technical parameters under which APP is authorized to use those frequencies. APP primarily provides paging services directly to customers over its own transmission facilities, and is currently regulated as an RCC for some of its current services. APP also holds PCP licenses.

    The FCC licenses granted to APP are issued for up to ten years in the case of RCC licenses and five years in the case of PCP licenses, at the end of which time renewal applications must be approved by the FCC. Most of APP's current licenses expire between 1997 and 2001. FCC renewals are generally granted as long as APP is in compliance with FCC regulations. Although APP is unaware of any circumstances which would prevent the approval of any pending or future renewal applications, no assurance can be given that APP's licenses will be renewed by the FCC in the future. Moreover, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or revoke or modify licenses. No license of APP has ever been revoked or modified involuntarily. See "Legal Proceedings--La Star Application" for a discussion of certain FCC proceedings which have suspended the Company's and USM's licensing authority in a Wisconsin market pending the outcome of an FCC hearing.

    The Communications Act requires licensees such as APP to obtain prior approval from the FCC for the assignment or transfer of control of any construction permit or station license, or any rights thereunder. The Communications Act also requires prior approval by the FCC of acquisitions of other paging companies by APP. The FCC has approved all transfers of control for which APP has sought approval. APP also routinely applies for FCC authority to use frequencies, modify the technical parameters of existing licenses, expand its service territory and provide new services. Although there can be no assurance that any future requests for approval or applications filed by APP will be approved or acted upon in a timely manner by the FCC, or that the FCC will grant the relief requested, subject to the forthcoming rules for competitive bidding, APP has no reason to believe that any such requests, applications or relief will not be approved or granted.

                               OTHER SUBSIDIARIES

    Subsidiaries of the Company provide engineering and technical management consulting services (American Communications Consultants, Inc.); data processing and related services (TDS Computing Services, Inc.); graphic communications services (Suttle Press, Inc.); and telemessaging services (Integrated Communications Services, Inc.).

                                   EMPLOYEES

    The Company enjoys satisfactory employee relations. As of December 31, 1993, 4,343 persons were employed by the Company, 91 of whom are represented by unions.

- --------------------------------------------------------------------------------

ITEM 2. PROPERTIES

    The property of TDS consists principally of telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to telephone operations; switching and cell site equipment related to cellular telephone operations; and radio pagers and transmitting equipment related to radio paging operations. As of December 31, 1993, TDS's gross property, plant and equipment of approximately $1.3 billion consisted of the following:

Telephone
  Telephone lines..................................       33.4%
  Central office equipment.........................       17.8
  Telephone instruments and related equipment......        1.5
  Land and buildings...............................        3.4
  Miscellaneous....................................        6.6
  Plant under construction.........................        2.7
                                                       -----
      Total Telephone..............................       65.4
Cellular telephone.................................       23.7
Radio paging.......................................        6.5
Other..............................................        4.4
                                                       -----
                                                         100.0%
                                                       -----
                                                       -----

    "Telephone lines" consists primarily of buried cable and also includes aerial cable, poles, and wire. "Central office equipment" consists of switching equipment, carrier equipment, and related facilities. "Telephone instruments and related equipment" consists of equipment located on the subscribers' premises and includes private branch exchanges. "Land and buildings" consists of land owned in fee simple and improvements thereto. "Miscellaneous" consists of tools, furnishings, fixtures, motor vehicles, work equipment, and plant held for future use. "Plant under construction" includes property of the foregoing categories which had not been placed in service because it was still under construction. The plant and equipment of TDS is maintained in good operating condition and is suitable and adequate for the Company's business operations. The properties of the operating telephone subsidiaries and most of the tangible assets of the cellular subsidiaries are subject to the lien of the mortgages securing the funded debt of such companies. The Company owns substantially all of its central office buildings, local administrative buildings, warehouses, and storage facilities used in its telephone operations and leases most of its offices and transmitter sites used in its cellular and paging businesses. All of the Company's telephone lines and cell and transmitter sites are located either on private or public property. Locations on private land are by virtue of easements or other arrangements.

- --------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in a number of legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain landline or cellular telephone markets. The more significant proceedings involving the Company are described in the following paragraphs.

    LA STAR APPLICATION. Star Cellular Telephone Company, Inc. ("Star Cellular"), an indirect, wholly owned subsidiary of USM, is a 49% owner of La Star Cellular Telephone Company ("La Star"), an applicant for a construction permit for a cellular system in St. Tammany Parish in the New Orleans MSA. In June 1992, the FCC affirmed an Administrative Law Judge's order which had granted the mutually exclusive application of New Orleans CGSA, Inc. ("NOCGSA") and dismissed La Star's application. The ground for the FCC's action was its finding that Star Cellular, and not the 51% owner, SJI Cellular, Inc. ("SJI"), in fact controlled La Star. La Star, TDS and USM have appealed that order to the United States Court of Appeals of the District of Columbia Circuit and those appeals are pending.

    In a footnote to its decision, the FCC stated, in part, that "Questions regarding the conduct of SJI and [USM] in this case may be revisited in light of the relevant findings and conclusions here in future proceedings where the other interests of these parties have decisional significance." Certain adverse parties have attempted to use the footnote in the LA STAR decision in a number of unrelated, contested proceedings which TDS and USM have pending before the FCC. In addition, since the LA STAR proceeding, FCC authorizations in uncontested FCC proceedings have been granted subject to any subsequent action the FCC may take concerning the LA STAR footnote.

    On February 1, 1994, in a proceeding involving a license originally issued to TDS for a rural service area in Wisconsin, the FCC instituted a hearing to determine whether in the La Star case USM had misrepresented facts to, lacked candor in its dealings with or attempted to mislead the FCC and, if so, whether TDS possesses the requisite character qualifications to hold that Wisconsin license. The FCC stated that, pending resolution of the issues in the Wisconsin proceeding, further grants to TDS and its subsidiaries will be conditioned on the outcome of that proceeding. TDS was granted interim authority to continue to operate the Wisconsin system pending completion of the hearing.

    An adverse finding in the Wisconsin hearing could result in a variety of possible sanctions, ranging from a fine to loss of the Wisconsin license, and could, as stated in the FCC order, be raised and considered in other proceedings involving TDS and its subsidiaries. TDS and USM believe they acted properly in connection with the La Star application and that the findings and record in the La Star proceeding are not relevant in any other proceeding involving their FCC license qualifications.

    TOWNES TELECOMMUNICATIONS, INC., ET. AL. V. TDS, ET. AL. Plaintiffs Townes Telecommunications, Inc. ("Townes"), Tatum Telephone Company ("Tatum Telephone") and Tatum Cellular Telephone Company ("Tatum Cellular") filed a suit in the District Court of Rusk County, Texas, against both TDS and USM as defendants. Plaintiff Townes alleges that it entered into an oral agreement with defendants which established a joint venture to develop cellular business in certain markets. Townes alleges that defendants usurped a joint venture opportunity and breached fiduciary duties to Townes by purchasing interests in nonwireline markets in Texas RSA #11 and the Tyler (Texas) MSA on their own behalf rather than on behalf of the alleged joint venture. In its Fifth Amended Original Petition, Townes seeks unspecified damages not to exceed $33 million for usurpation, breach of fiduciary duty, civil conspiracy, breach of contract and tortious interference. Townes also seeks imposition of a constructive trust on defendants' profits from Texas RSA #11 and the Tyler (Texas) MSA and transfer of those interests to the alleged joint venture. In addition Townes seeks reasonable attorneys' fees equal to one-third of the judgment, along with the prejudgment interest. Plaintiffs Tatum Telephone and Tatum Cellular seek a declaration that transfers by defendants of a 49% interest in Tatum Cellular violated a five-year restriction on alienation of Tatum Cellular shares contained in a written shareholders' agreement. Tatum Telephone and Tatum Cellular seek to void the transfers. All plaintiffs together seek as much as $200 million in punitive damages.

    Defendants have asserted meritorious defenses to each of the plaintiffs' claims and are vigorously defending this case. Discovery is ongoing. A jury trial in this case is set to commence on April 25, 1994.

- --------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of 1993.

- --------------------------------------------------------------------------------
                                    PART II
- --------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Incorporated by reference from Exhibit 13, Annual Report sections entitled "TDS Stock and Dividend Information" and "Market Price per Common Share by Quarter."

- --------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

    Incorporated by reference from Exhibit 13, Annual Report section entitled "Selected Consolidated Financial Data," except for ratios of earnings to fixed charges, which are incorporated herein by reference from Exhibit 12 to this Annual Report on Form 10-K.

- --------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated by reference from Exhibit 13, Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."

- --------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated by reference from Exhibit 13, Annual Report sections entitled "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Income Information (Unaudited)," and "Report of Independent Public Accountants."

- --------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

- --------------------------------------------------------------------------------
                                    PART III
- --------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from Exhibit 99.1 sections entitled "Election of Directors" and "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference from Exhibit 99.1 section entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from Exhibit 99.1 sections entitled "Security Ownership of Management" and "Principal Shareholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from Exhibit 99.1 section entitled "Certain Relationships and Related Transactions."

- --------------------------------------------------------------------------------
                                    PART IV
- --------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this report:

(a)(1) Financial Statements

Consolidated Statements of Income.........................   Annual Report*
Consolidated Statements of Cash Flows.....................   Annual Report*
Consolidated Balance Sheets...............................   Annual Report*
Consolidated Statements of Common Stockholders' Equity....   Annual Report*
Notes to Consolidated Financial Statements................   Annual Report*
Consolidated Quarterly Income Information (Unaudited).....   Annual Report*
Report of Independent Public Accountants..................   Annual Report*

- ---------
* Incorporated by reference from Exhibit 13.

  (2) Schedules

                                                                                                                 LOCATION
                                                                                                                -----------
Report of Independent Public Accountants on Financial Statement Schedules.....................................  page 35
II.        Amounts Receivable  From Related  Parties and  Underwriters, Promoters,  and Employees  Other  Than
           Related Parties for each of the Three Years in the Period Ended December 31, 1993..................  page 35
III.       Condensed  Financial Information of Registrant-Balance Sheets as  of December 31, 1993 and 1992 and
           Statements of Income and Statements of Cash Flows for  each of the Three Years in the Period  Ended
           December 31, 1993..................................................................................  page 36
V.         Property, Plant and Equipment for each of the Three Years in the Period Ended December 31, 1993....  page 40
VI.        Reserve for Depreciation for each of the Three Years in the Period Ended December 31, 1993.........  page 43
VIII.      Valuation  and Qualifying Accounts  for each of  the Three Years  in the Period  Ended December 31,
           1993...............................................................................................  page 46
X.         Supplementary Income Statement Information for each of the Three Years in the Period Ended December
           31, 1993...........................................................................................  page 47
Los Angeles SMSA, Nashville/Clarksville MSA, and Baton Rouge MSA Limited Partnership Combined Financial
  Statements..................................................................................................  page 48
           Compilation Report of Independent Public Accountants on Combined Financial Statements..............  page 49
           Reports of Other Independent Accountants...........................................................  page 50
           Combined Statements of Operations (Unaudited)......................................................  page 55
           Combined Balance Sheets (Unaudited)................................................................  page 56
           Combined Statements of Cash Flows (Unaudited)......................................................  page 57
           Combined Statements of Changes in Partners' Capital (Unaudited)....................................  page 58
           Notes to Unaudited Combined Financial Statements...................................................  page 59
All other schedules have been omitted because they are not applicable or not required because the required information is shown in the financial statements or notes thereto.

  (3) Exhibits

The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this Report. The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Report.

  EXHIBIT
  NUMBER     DESCRIPTION
- -----------  -----------------------------------------------------------------------------------------------------------------------
      10.1   Salary Continuation Agreement for LeRoy T. Carlson dated May 20, 1977, as amended May 22, 1981 and May 25, 1984.
      10.2(a) Supplemental Benefit Agreement for LeRoy T. Carlson dated March 21, 1980, as amended March 20, 1981.
      10.2(b) Memorandum of Amendment to Supplemental Benefit Agreement dated May 28, 1991.
      10.3   Stock Option Agreement, dated February 25, 1987, between the Company and Murray L. Swanson.
      10.4   Stock Appreciation Rights Award and Non-Qualified Stock Option Agreement, dated March 14, 1988, between the Company and
             LeRoy T. Carlson.
      10.5   Stock Appreciation Rights Award and Non-Qualified Stock Option Agreement, dated March 14, 1988, between the Company and
             LeRoy T. Carlson, Jr.
      10.6   Stock Option and Stock Appreciation Rights Award Agreement dated January 15, 1990 between the Company and James Barr
             III.
      10.7(a) 1988 Stock Option and Stock Appreciation Rights Plan of the Company.
      10.7(b) Amendment #1 to 1988 Stock Option and Stock Appreciation Rights Plan of the Company.
      10.7(c) Amendment #2 to 1988 Stock Option and Stock Appreciation Rights Plan of the Company.
      10.8   1985 Incentive Stock Option Plan of the Company.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1993.

         TDS filed a Report on Form 8-K dated October 18, 1993, which described certain completed and pending acquisitions. The Report filed the financial statements of several companies which were acquired or which became pending in 1993 and unaudited consolidated pro forma financial statements reflecting the effects of the completed and pending acquisitions.

         TDS filed a Form 8-K dated November 17, 1993, which discussed the completion of a rights offering by United States Cellular Corporation. The Form 8-K included a press release by United States Cellular Corporation as an exhibit.

No other reports on Form 8-K were filed during the quarter ended December 31, 1993.

- --------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Board of Directors of Telephone and Data Systems, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Telephone and Data Systems, Inc. and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for cellular sales commissions, with respect to the change in the method of accounting for postretirement benefits other than pensions and with respect to the change in the method of accounting for income taxes as discussed in Note 1, Note 1 and
Note 2, respectively, of the Notes to Consolidated Financial Statements; and an explanatory paragraph calling attention to certain litigation as discussed in
Note 14 of the Notes to Consolidated Financial Statements.

Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Chicago, Illinois
February 8, 1994

- --------------------------------------------------------------------------------

SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                                                                           COLUMN D               COLUMN E
                                                                                          DEDUCTIONS
                                                                                     ---------------------   BALANCE AT END OF
                                                               COLUMN B                            (2)             PERIOD
                                                              BALANCE AT                (1)      AMOUNTS    --------------------
                          COLUMN A                            BEGINNING   COLUMN C    AMOUNTS    WRITTEN      (1)        (2)
                       NAME OF DEBTOR                         OF PERIOD   ADDITIONS  COLLECTED     OFF      CURRENT  NOT CURRENT
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                    (DOLLARS IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 31, 1993
  Independent Cellular Telephone Company, Inc.(1)             $    542    $     --   $     --   $      --   $   --   $     542
  Gregory E. Webb(2)                                          $    235    $     --   $    235   $      --   $   --   $      --
- --------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1992
  Independent Cellular Telephone Company, Inc.(1)             $    542    $     --   $     --   $      --   $   --   $     542
  Gregory E. Webb(2)                                          $     --    $    235   $     --   $      --   $  235   $      --
  Jerry W. Masters(2)                                         $    156    $    120   $    276   $      --   $   --   $      --
- --------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1991
  Independent Cellular Telephone Company, Inc.(1)             $    381    $    161   $     --   $      --   $   --   $     542
  Jerry W. Masters(2)                                         $     --    $    156   $     --   $      --   $  156   $      --
- --------------------------------------------------------------------------------------------------------------------------------

(1) The promissory note face amount, together with simple interest at an annual rate of 6.68%, is due June 29, 1994.
(2) The promissory note was a bridge loan connected with the purchase of a residence. The note bore no interest and was fully payable within 15 days of the availability of funds from the sale of the maker's previous residence.

SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
- --------------------------------------------------------------------------------
Telephone and Data Systems, Inc. (Parent)

BALANCE SHEETS

ASSETS
- --------------------------------------------------------------------------------

                                                                                                            DECEMBER 31,
                                                                                                  --------------------------------
(DOLLARS IN THOUSANDS)                                                                                 1993             1992
- ----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                                                       $        24,651  $           505
  Temporary investments                                                                                        57              171
  Notes receivable from affiliates                                                                        119,786          256,772
  Advances to affiliates                                                                                    1,616            2,689
  Accounts receivable
    Due from subsidiaries--Income taxes                                                                     9,008           10,228
    Due from subsidiaries--Other                                                                            9,618            8,098
    Other                                                                                                   1,130            6,538
  Other current assets                                                                                        632              352
                                                                                                  --------------------------------
                                                                                                          166,498          285,353
- ----------------------------------------------------------------------------------------------------------------------------------
INVESTMENT IN SUBSIDIARIES
  Underlying book value                                                                                 1,242,274          771,504
  Cost in excess of underlying book value at date of acquisition                                           49,821           34,417
                                                                                                  --------------------------------
                                                                                                        1,292,095          805,921
- ----------------------------------------------------------------------------------------------------------------------------------
OTHER INVESTMENTS
  Minority interests in telephone and cellular companies and other investments                             57,187           32,512
- ----------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS AND DEFERRED CHARGES
  Debt issuance expenses                                                                                    2,020            1,482
  Development and acquisition expenses                                                                      1,036              427
  Other                                                                                                     3,138            3,028
                                                                                                  --------------------------------
                                                                                                            6,194            4,937
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $     1,521,974  $     1,128,723
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
- --------------------------------------------------------------------------------
Telephone and Data Systems, Inc. (Parent)

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------

                                                                                                            DECEMBER 31,
                                                                                                  --------------------------------
(DOLLARS IN THOUSANDS)                                                                                 1993             1992
- ----------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt and preferred stock                                           $         3,339  $         4,739
  Notes payable                                                                                             6,000           46,140
  Notes payable to affiliates                                                                               1,818            1,993
  Advances from affiliates                                                                                    348              348
  Accounts payable
    Due to subsidiaries--Federal income taxes                                                               4,212            9,481
    Due to subsidiaries--Other                                                                                472              374
    Other                                                                                                   1,722            1,159
  Accrued interest                                                                                          8,078            5,557
  Accrued taxes                                                                                             2,463               --
  Other                                                                                                     1,257              837
                                                                                                  --------------------------------
                                                                                                           29,709           70,628
- ----------------------------------------------------------------------------------------------------------------------------------
DEFERRED LIABILITIES AND CREDITS
  Investment tax credits                                                                                   (2,117)          (2,224)
  Income taxes                                                                                              6,218            1,762
  Postretirement benefits obligation other than pensions (Note D)                                          12,856           14,149
  Other                                                                                                     3,526            3,487
                                                                                                  --------------------------------
                                                                                                           20,483           17,174
- ----------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, excluding current portion (Note B)                                                        205,032          122,106
- ----------------------------------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED SHARES, excluding current portion (Note A)                                            25,632           27,163
- ----------------------------------------------------------------------------------------------------------------------------------
NONREDEEMABLE PREFERRED SHARES                                                                             16,833           14,233
- ----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $1 per share; authorized 100,000,000 shares; issued and outstanding
   43,503,584 and 34,383,483 shares, respectively                                                          43,504           34,383
  Series A Common Shares, par value $1 per share; authorized 25,000,000 shares; issued and
   outstanding 6,881,001 and 6,863,819 shares, respectively                                                 6,881            6,864
  Common Shares issuable, 304,328 shares                                                                   15,189               --
  Capital in excess of par value                                                                        1,069,022          761,706
  Retained earnings                                                                                        89,689           74,466
                                                                                                  --------------------------------
                                                                                                        1,224,285          877,419
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $     1,521,974  $     1,128,723
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
- --------------------------------------------------------------------------------
Telephone and Data Systems, Inc. (Parent)

STATEMENTS OF INCOME
- --------------------------------------------------------------------------------

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                         ----------------------------------------
(DOLLARS IN THOUSANDS)                                                                       1993          1992          1991
- ---------------------------------------------------------------------------------------------------------------------------------
Operating sales and service revenues                                                     $     17,179  $     14,849  $     13,887
Cost of sales and expenses                                                                     17,109        14,896        13,959
                                                                                         ----------------------------------------
  Net operations                                                                                   70           (47)          (72)
Other income
  Interest income received from affiliates                                                     27,333        15,792        12,707
  Other, net                                                                                   (1,128)       (2,969)         (270)
                                                                                         ----------------------------------------
                                                                                               26,205        12,823        12,437
Interest expense                                                                              (18,934)      (16,428)      (15,920)
Federal income tax credit (expense)                                                             2,602        (4,710)       10,064
                                                                                         ----------------------------------------
Corporate operations                                                                            9,943        (8,362)        6,509
Equity in net income of subsidiaries and other investments                                     23,953        46,882         9,569
                                                                                         ----------------------------------------
Net income before extraordinary item and cumulative effect of accounting changes               33,896        38,520        16,078
Extraordinary item (Note C)                                                                        --          (769)           --
Cumulative effect of accounting changes (Note D)                                                   --        (6,866)           --
                                                                                         ----------------------------------------
Net income                                                                               $     33,896  $     30,885  $     16,078
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

Note A:    The  annual  requirements for  redemption of  Redeemable  Preferred Shares  are $1.7 million, $10.8 million, $11.4 million, $1.2 million and $249,000 for the years  1994 through 1998, respectively.
Note B:    The  annual requirements for principal payments  on long-term debt are $1.6 million,
           $1.4 million,  $406,000, $386,000  and $482,000  for the  years 1994  through  1998, respectively.
Note C:    During  1992 the Company retired at a premium $20.8 million of its Senior Notes. The notes carried interest rates of 9.75% to  13.75% and were due in 1996 through  2004.
           The  transaction resulted in  an extraordinary loss  of $769,000, net  of income tax benefits of $491,000.
Note D:    The Company  implemented SFAS  No. 106,  "Employers' Accounting  for  Postretirement
           Benefits  Other than Pensions,"  effective January 1,  1992. See Note  1 of Notes to
           Consolidated Financial Statements, included in  the Annual Report, for a  discussion of the Company's postretirement benefit plans.

SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
- --------------------------------------------------------------------------------
Telephone and Data Systems, Inc. (Parent)

STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                      ------------------------------------------
(DOLLARS IN THOUSANDS)                                                                    1993           1992           1991
- --------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                          $      33,896  $      30,885  $     16,078
  Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
    Extraordinary item                                                                           --            769            --
    Cumulative effect of accounting change                                                       --          6,866            --
    Depreciation and amortization                                                             2,547          1,568         1,355
    Deferred taxes                                                                            4,563          3,459        (2,976)
    Equity income                                                                           (23,953)       (46,882)       (9,569)
    Other noncash expense                                                                         6          3,156           332
    Change in accounts receivable                                                             1,076         (6,440)       (3,670)
    Change in accounts payable                                                               (4,603)         5,430           531
    Change in accrued taxes                                                                   2,463            428        (1,149)
    Change in other assets and liabilities                                                    2,689           (447)        3,074
                                                                                      ------------------------------------------
                                                                                             18,684         (1,208)        4,006
- --------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt borrowings                                                                  91,601          7,235        98,946
  Repayment of long-term debt                                                               (11,935)       (28,780)       (8,449)
  Premium on retirement of long-term debt                                                        --         (1,117)           --
  Change in notes payable                                                                   (40,140)         6,511       (29,971)
  Change in notes payable to affiliates                                                        (175)        (5,727)        2,871
  Change in advances from affiliates                                                             --         (6,103)        2,906
  Common stock issued                                                                       109,972         78,592         3,146
  Redemption of preferred shares                                                               (220)          (407)         (106)
  Dividends paid                                                                            (17,830)       (13,902)      (11,293)
                                                                                      ------------------------------------------
                                                                                            131,273         36,302        58,050
- --------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions
    Value of assets acquired                                                               (331,225)      (154,569)     (185,614)
    Common Shares issued                                                                    281,605        134,612       150,288
    Preferred Shares issued                                                                   3,000             --        23,059
                                                                                      ------------------------------------------
      Net cash paid for acquisitions                                                        (46,620)       (19,957)      (12,267)
  Investments in subsidiaries                                                              (126,108)        (2,923)       (9,321)
  Dividends from subsidiaries                                                                16,266         21,544        15,705
  Investments in cellular minority interests                                                    (28)          (299)         (493)
  Other investments                                                                           1,452         (5,585)         (833)
  Change in notes receivable from affiliates                                                 28,040        (28,460)      (53,235)
  Change in advances to affiliates                                                            1,073            127        (1,036)
  Change in temporary investments                                                               114             17           (43)
                                                                                      ------------------------------------------
                                                                                           (125,811)       (35,536)      (61,523)
- --------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         24,146           (442)          533
CASH AND CASH EQUIVALENTS--
  Beginning of period                                                                           505            947           414
                                                                                      ------------------------------------------
  End of period                                                                       $      24,651  $         505  $        947
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
FOR THE YEAR ENDED DECEMBER 31, 1993
- --------------------------------------------------------------------------------

                                                                   COLUMN C
                                                                  BALANCE AT                  COLUMN D
                                                     COLUMN B       DATE OF                                             COLUMN F
                                                                  ACQUISITION    COLUMN C       LESS       COLUMN E
                     COLUMN A                       BALANCE AT   OF COMPANIES                RETIREMENTS               BALANCE AT
                                                     BEGINNING     ACQUIRED      ADDITIONS    OR SALES       OTHER        END
            CLASSIFICATION OF PROPERTY               OF PERIOD      IN 1993       AT COST      AT COST      CHANGES    OF PERIOD
- ---------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Telephone Plant in Service and Under Construction:
    Organization                                     $   5,657     $      44     $      --    $      26    $      (6)  $    5,669
    Land                                                 2,598           228           127            3           --        2,950
    Buildings                                           35,839         2,810         2,068          256           --       40,461
    Central office equipment                           207,100        15,235        29,224       21,480           --      230,079
    Station apparatus                                    2,783           508           304           75           --        3,520
    Station connections                                  2,721           131            --        1,752           --        1,100
    Pole lines                                          19,869           656         1,567          268           --       21,824
    Aerial cable                                        93,326           895         8,244        1,486           --      100,979
    Buried cable                                       256,385        20,489        27,774        1,982           --      302,666
    Underground conduit                                  4,947         1,250           870           (3)          --        7,070
    Furniture and office equipment                      39,291         1,742         4,157          762          206       44,634
    Vehicles and other work equipment                   24,083         1,406         4,003        2,127           12       27,377
    Plant under construction                            32,313           271         2,526           --         (137)      34,973
    Plant acquisition adjustment                         8,002            --            --           --           15        8,017
    Early retirements                                      894            29            88           --         (387)         624
    Nonregulated investment                             13,443            52         2,094        1,041           --       14,548
- ---------------------------------------------------------------------------------------------------------------------------------
Total Telephone Property                               749,251        45,746        83,046       31,255         (297)     846,491
- ---------------------------------------------------------------------------------------------------------------------------------
Cellular Telephone
    Switching and cell site equipment                  161,003        24,837        68,829          597           93      254,165
    Other                                               32,678         2,729        18,588        1,949          (93)      51,953
    License costs                                      495,361       261,209        49,083           --           --      805,653
    Deferred start-up costs                             10,161           909           979          839         (242)      10,968
- ---------------------------------------------------------------------------------------------------------------------------------
Total Cellular Telephone                               699,203       289,684       137,479        3,385         (242)   1,122,739
- ---------------------------------------------------------------------------------------------------------------------------------
Radio Paging
    Pagers                                              33,289           508        19,031       17,469           --       35,359
    Transmitting equipment and other                    22,961           200         9,542          730           --       31,973
    Deferred charges                                    11,608         4,078         1,465          201           --       16,950
- ---------------------------------------------------------------------------------------------------------------------------------
Total Radio Paging                                      67,858         4,786        30,038       18,400           --       84,282
- ---------------------------------------------------------------------------------------------------------------------------------
Other                                                $  54,415     $      --     $   7,648    $   4,771    $     (64)  $   57,228
- ---------------------------------------------------------------------------------------------------------------------------------

DEPRECIATION

    Depreciation is provided for book purposes using the straight-line method. Composite depreciation rates, as applied to the average cost of depreciable property, were 7.3% for telephone, 10.5% for cellular telephone, 17.4% for radio paging, and 12.9% for other property.

SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
FOR THE YEAR ENDED DECEMBER 31, 1992
- --------------------------------------------------------------------------------

                                                                   COLUMN C
                                                                  BALANCE AT                  COLUMN D
                                                     COLUMN B       DATE OF                                             COLUMN F
                                                                  ACQUISITION    COLUMN C       LESS       COLUMN E
                     COLUMN A                       BALANCE AT   OF COMPANIES                RETIREMENTS               BALANCE AT
                                                     BEGINNING     ACQUIRED      ADDITIONS    OR SALES       OTHER         END
            CLASSIFICATION OF PROPERTY               OF PERIOD      IN 1992       AT COST      AT COST      CHANGES     OF PERIOD
- ----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Telephone Plant in Service and Under Construction:
    Organization                                     $     111     $       3     $      --    $      --    $   5,543    $   5,657
    Land                                                 2,424            72           132            4          (26)       2,598
    Buildings                                           33,355           752         2,130          203         (195)      35,839
    Central office equipment                           189,750         3,055        22,497        8,202           --      207,100
    Station apparatus                                    2,499            30           406          152           --        2,783
    Station connections                                  8,225           160            --        5,020         (644)       2,721
    Pole lines                                          19,657            98         1,096          982           --       19,869
    Aerial cable                                        89,002           553         6,044        2,273           --       93,326
    Buried cable                                       234,416         3,705        21,695        3,431           --      256,385
    Underground conduit                                  4,527            27           397            4           --        4,947
    Furniture and office equipment                      36,548           199         3,069          525           --       39,291
    Vehicles and other work equipment                   22,492           405         3,123        1,937           --       24,083
    Plant under construction                            25,827           147         4,741           --        1,598       32,313
    Plant acquisition adjustment                         2,337            --            --           --        5,665        8,002
    Early retirements                                    1,036            14           126           --         (282)         894
    Nonregulated investment                             12,917           342         1,594        1,888          478       13,443
- ----------------------------------------------------------------------------------------------------------------------------------
Total Telephone Property                               685,123         9,562        67,050       24,621       12,137      749,251
- ----------------------------------------------------------------------------------------------------------------------------------
Cellular Telephone
    Switching and cell site equipment                  104,768        14,140        44,111        2,386          370      161,003
    Other                                               22,685         1,798         9,654        1,089         (370)      32,678
    License costs                                      312,159       100,879        86,090        3,735          (32)     495,361
    Deferred start-up costs                              8,669         1,247           694          131         (318)      10,161
- ----------------------------------------------------------------------------------------------------------------------------------
Total Cellular Telephone                               448,281       118,064       140,549        7,341         (350)     699,203
- ----------------------------------------------------------------------------------------------------------------------------------
Radio Paging
    Pagers                                              28,918           410        16,437       12,476           --       33,289
    Transmitting equipment and other                    19,342           200         3,905          486           --       22,961
    Deferred charges                                     7,978         3,813            91           --         (274)      11,608
- ----------------------------------------------------------------------------------------------------------------------------------
Total Radio Paging                                      56,238         4,423        20,433       12,962         (274)      67,858
- ----------------------------------------------------------------------------------------------------------------------------------
Other                                                $  35,695     $      --     $  20,797    $   1,499    $    (578)   $  54,415
- ----------------------------------------------------------------------------------------------------------------------------------

DEPRECIATION

    Depreciation is provided for book purposes using the straight-line method. Composite depreciation rates, as applied to the average cost of depreciable property, were 7.2% for telephone, 10.5% for cellular telephone, 17.2% for radio paging, and 12.8% for other property.

SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
FOR THE YEAR ENDED DECEMBER 31, 1991
- --------------------------------------------------------------------------------

                                                                   COLUMN C
                                                                  BALANCE AT                  COLUMN D
                                                     COLUMN B       DATE OF                                             COLUMN F
                                                                  ACQUISITION    COLUMN C       LESS       COLUMN E
                     COLUMN A                       BALANCE AT   OF COMPANIES                RETIREMENTS               BALANCE AT
                                                     BEGINNING     ACQUIRED      ADDITIONS    OR SALES       OTHER         END
            CLASSIFICATION OF PROPERTY               OF PERIOD      IN 1991       AT COST      AT COST      CHANGES     OF PERIOD
- ----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Telephone Plant In Service and Under Construction:
    Organization                                     $     103     $       8     $      --    $      --    $      --    $     111
    Land                                                 2,234            83            46            9           70        2,424
    Buildings                                           29,659         1,651         2,230          115          (70)      33,355
    Central office equipment                           165,335        11,160        25,604       12,349           --      189,750
    Station apparatus                                    2,282           165           256          204           --        2,499
    Station connections                                  7,383           842            --           --           --        8,225
    Pole lines                                          18,144           987         1,211          685           --       19,657
    Aerial cable                                        80,053         4,740         5,540        1,331           --       89,002
    Buried cable                                       206,272        12,651        18,285        2,792           --      234,416
    Underground conduit                                  3,870           259           398           --           --        4,527
    Furniture and office equipment                      30,671           841         5,465          429           --       36,548
    Vehicles and other work equipment                   19,076         1,412         3,072        1,068           --       22,492
    Plant under construction                            19,537         1,087         5,203           --           --       25,827
    Plant acquisition adjustment                         1,075            --            --           --        1,262        2,337
    Early retirements                                    2,112            --          (720)          11         (345)       1,036
    Nonregulated investment                             10,785           633         1,881          382           --       12,917
- ----------------------------------------------------------------------------------------------------------------------------------
Total Telephone Property                               598,591        36,519        68,471       19,375          917      685,123
- ----------------------------------------------------------------------------------------------------------------------------------
Cellular Telephone
    Switching and cell site equipment                   43,031        14,250        47,403           79          163      104,768
    Other                                               10,301         1,953        11,319          725         (163)      22,685
    License costs                                       91,697       198,182        22,280           --           --      312,159
    Deferred start-up costs                              6,769         1,699         2,364           --       (2,163)       8,669
- ----------------------------------------------------------------------------------------------------------------------------------
Total Cellular Telephone                               151,798       216,084        83,366          804       (2,163)     448,281
- ----------------------------------------------------------------------------------------------------------------------------------
Radio Paging
    Pagers                                              26,779            --        10,004        7,865           --       28,918
    Transmitting equipment and other                    16,141            --         5,782        2,581           --       19,342
    Deferred charges                                     7,094            --           884           --           --        7,978
- ----------------------------------------------------------------------------------------------------------------------------------
Total Radio Paging                                      50,014            --        16,670       10,446           --       56,238
- ----------------------------------------------------------------------------------------------------------------------------------
Other                                                $  30,805     $     963     $   5,659    $   1,760    $      28    $  35,695
- ----------------------------------------------------------------------------------------------------------------------------------

DEPRECIATION

    Depreciation is provided for book purposes using the straight-line method. Composite depreciation rates, as applied to the average cost of depreciable property, were 6.7% for telephone, 10.4% for cellular telephone, 17.1% for radio paging, and 10.1% for other property.

SCHEDULE VI--RESERVE FOR DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 1993
- --------------------------------------------------------------------------------

                                                                                                      COLUMN E
                                                     COLUMN C                                      OTHER CHARGES
                                                    BALANCE AT    COLUMN C(1)               ----------------------------
                                      COLUMN B       DATE OF       ADDITIONS                PROVISIONS  SALVAGE            COLUMN F
                                     BALANCE AT   ACQUISITION OF  CHARGED TO                CHARGED TO   LESS             BALANCE AT
             COLUMN A               BEGINNING OF    COMPANIES      COSTS AND    COLUMN D     CLEARING   REMOVAL              END
           DESCRIPTION                 PERIOD        ACQUIRED      EXPENSES    RETIREMENTS   ACCOUNTS    COST     OTHER   OF PERIOD
- ------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Telephone
  Organization                      $       313   $         --    $     221    $       --   $     --    $   --   $    --  $     534
  Unclassified                              785             --           --            --         --        --      (785)        --
  Buildings                              11,679          1,186        1,283           256         --        63      (135)    13,820
  Central office equipment               81,486          4,502       22,611        21,480         --       402       571     88,092
  Station apparatus                       1,710            298          357            76         --        (8 )       1      2,282
  Station connections                     2,696            131           23         1,751         --        --        --      1,099
  Pole lines                              9,736            470        1,354           268         --       (57 )      24     11,259
  Aerial cable                           40,618            798        5,697         1,486         --      (393 )     152     45,386
  Buried cable                           86,640          7,031       13,762         1,981         --       (28 )       2    105,426
  Underground conduit                     1,496            348          200            (3 )       --        --        --      2,047
  Furniture and office equipment         20,190            527        6,376           750         73        (3 )     (73)    26,340
  Vehicles and other work
   equipment                             13,122          1,129        2,517         2,117        104       451        25     15,231
  Plant acquisition adjustment              427             --          226            --         --        --        --        653
  Nonregulated investment                 9,283             26        1,697         1,041         --       192       (25)    10,132
- ------------------------------------------------------------------------------------------------------------------------------------
Total Telephone Property                280,181         16,446       56,324        31,203        177       619      (243)   322,301
- ------------------------------------------------------------------------------------------------------------------------------------
Cellular Telephone
  Switching and cell site
   equipment                             26,667          3,582       20,338           255         --        --    (3,014)    47,318
  Other                                   8,066            219        5,327         1,065         --        --      (161)    12,386
  License costs                          25,001            148       17,281            --         --        --       483     42,913
  Deferred start-up
   costs                                  4,882            311        1,809           838         --        --      (145)     6,019
- ------------------------------------------------------------------------------------------------------------------------------------
Total Cellular Telephone                 64,616          4,260       44,755         2,158         --        --    (2,837)   108,636
- ------------------------------------------------------------------------------------------------------------------------------------
Radio Paging
  Pagers                                 10,808             --        7,174         7,725         --        --        --     10,257
  Transmitting equipment and other       10,810             --        4,008           826         --        --        --     13,992
  Deferred charges                        4,602             --        2,210            --         --        --       276      7,088
- ------------------------------------------------------------------------------------------------------------------------------------
Total Radio Paging                       26,220             --       13,392         8,551         --        --       276     31,337
- ------------------------------------------------------------------------------------------------------------------------------------
Other                               $    21,442   $         --    $   7,347    $    3,963   $     --    $   --   $    --  $  24,826
- ------------------------------------------------------------------------------------------------------------------------------------

Note: (1) Depreciation and amortization as reflected in business segment information, included in Management's Discussion and Analysis (Results of Operations):

Telephone:
  Depreciation                                          $  55,856
  Amortization                                                468
                                                        ---------
    included above                                         56,324
  Depreciation not included above                             168
  Amortization of excess cost and other                     3,070
                                                        ---------
As shown in business segment information                $  59,562
                                                        ---------
                                                        ---------
Cellular:
  Depreciation                                          $  25,665
  Amortization of licenses and deferred start-up
   costs                                                   19,090
                                                        ---------
    included above                                         44,755
  Amortization of other deferred costs                        272
                                                        ---------
As shown in business segment information                $  45,027
                                                        ---------
                                                        ---------
Paging:
  Depreciation                                          $  11,182
  Amortization                                              2,210
                                                        ---------
As shown in business segment information                $  13,392
                                                        ---------
                                                        ---------

The depreciation charged to costs and expenses for "Other" is included in "Other income, net" in the Consolidated Statements of Income.

SCHEDULE VI--RESERVE FOR DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 1992
- --------------------------------------------------------------------------------

                                                                                                     COLUMN E
                                                     COLUMN C       COLUMN                        OTHER CHARGES
                                                    BALANCE AT       C(1)                  ----------------------------
                                      COLUMN B       DATE OF      ADDITIONS                PROVISIONS  SALVAGE            COLUMN F
                                     BALANCE AT   ACQUISITION OF  CHARGED TO               CHARGED TO   LESS             BALANCE AT
             COLUMN A               BEGINNING OF    COMPANIES     COSTS AND    COLUMN D     CLEARING   REMOVAL              END
           DESCRIPTION                 PERIOD        ACQUIRED      EXPENSES   RETIREMENTS   ACCOUNTS    COST     OTHER   OF PERIOD
- -----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Telephone
  Organization                      $        --   $          1    $    312    $       --   $     --    $   --   $    --  $     313
  Unclassified                              814             --          --            --         --        --       (29)       785
  Buildings                              10,787            250       1,101           203         --      (185 )     (71)    11,679
  Central office equipment               69,062          1,363      18,270         8,202         --       382       611     81,486
  Station apparatus                       2,087             27         288           152         --       (74 )    (466)     1,710
  Station connections                     7,721            150          35         5,020         --         1      (191)     2,696
  Pole lines                              9,461             18       1,307           982         --       (45 )     (23)     9,736
  Aerial cable                           37,754            135       5,458         2,273         --      (443 )     (13)    40,618
  Buried cable                           77,248          1,556      11,947         3,431         --       (86 )    (594)    86,640
  Underground conduit                     1,323             23         160             4         --         2        (8)     1,496
  Furniture and office equipment         14,298            126       5,900           524        124       131       135     20,190
  Vehicles and other work
   equipment                             11,919            347       2,375         1,937         97       304        17     13,122
  Plant acquisition adjustment               69             --         358            --         --        --        --        427
  Nonregulated investment                 8,286            332       1,773         1,888         --       149       631      9,283
- -----------------------------------------------------------------------------------------------------------------------------------
Total Telephone Property                250,829          4,328      49,284        24,616        221       136        (1)   280,181
- -----------------------------------------------------------------------------------------------------------------------------------
Cellular Telephone
  Switching and cell site
   equipment                             13,563          1,617      12,577           624         --        --      (466)    26,667
  Other                                   4,585            167       4,029           457         --        --      (258)     8,066
  License costs                          14,861             --      10,868           738         --        --        10     25,001
  Deferred start-up costs                 3,220            144       1,959           124         --        --      (317)     4,882
- -----------------------------------------------------------------------------------------------------------------------------------
Total Cellular Telephone                 36,229          1,928      29,433         1,943         --        --    (1,031)    64,616
- -----------------------------------------------------------------------------------------------------------------------------------
Radio Paging
  Pagers                                 11,196             --       6,009         6,397         --        --        --     10,808
  Transmitting equipment and other        7,893             --       3,326           445         --        --        36     10,810
  Deferred charges                        3,798             --       1,077            --         --        --      (273)     4,602
- -----------------------------------------------------------------------------------------------------------------------------------
Total Radio Paging                       22,887             --      10,412         6,842         --        --      (237)    26,220
- -----------------------------------------------------------------------------------------------------------------------------------
Other                               $    16,950   $         --    $  5,324    $    1,199   $     --    $   --   $   367  $  21,442
- -----------------------------------------------------------------------------------------------------------------------------------

Note: (1) Depreciation and amortization as reflected in business segment information, included in Management's Discussion and Analysis (Results of Operations):

Telephone:
  Depreciation                                          $  48,653
  Amortization                                                631
                                                        ---------
    included above                                         49,284
  Depreciation not included above                             177
  Amortization of excess cost and other                     2,485
                                                        ---------
As shown in business segment information                $  51,946
                                                        ---------
                                                        ---------
Cellular:
  Depreciation                                          $  16,606
  Amortization of licenses and deferred start-up costs     12,827
                                                        ---------
    included above                                         29,433
  Amortization of other deferred costs                        206
                                                        ---------
As shown in business segment information                $  29,639
                                                        ---------
                                                        ---------
Paging:
  Depreciation                                          $   9,335
  Amortization                                              1,077
                                                        ---------
As shown in business segment information                $  10,412
                                                        ---------
                                                        ---------

The depreciation charged to costs and expenses for "Other" is included in "Other income, net" in the Consolidated Statements of Income.

SCHEDULE VI--RESERVE FOR DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 1991
- --------------------------------------------------------------------------------

                                                                                                     COLUMN E
                                                     COLUMN C       COLUMN                        OTHER CHARGES
                                                    BALANCE AT       C(1)                  ----------------------------
                                      COLUMN B       DATE OF      ADDITIONS                PROVISIONS  SALVAGE            COLUMN F
                                     BALANCE AT   ACQUISITION OF  CHARGED TO               CHARGED TO   LESS             BALANCE AT
             COLUMN A               BEGINNING OF    COMPANIES     COSTS AND    COLUMN D     CLEARING   REMOVAL              END
           DESCRIPTION                 PERIOD        ACQUIRED      EXPENSES   RETIREMENTS   ACCOUNTS    COST     OTHER   OF PERIOD
- -----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Telephone
  Unclassified                      $         2   $        785    $     27    $       --   $     --    $   --   $    --  $     814
  Buildings                               9,255            612       1,005           115          3        45       (18)    10,787
  Central office equipment               63,356          4,373      13,489        12,338          3       445      (266)    69,062
  Station apparatus                       1,538            530         222           204         --         5        (4)     2,087
  Station connections                     7,069            291         273            --         --        --        88      7,721
  Pole lines                              8,283            508       1,300           686         --       (98 )     154      9,461
  Aerial cable                           31,625          1,945       5,532         1,336         --      (331 )     319     37,754
  Buried cable                           65,731          2,678      10,538         2,792         --        64     1,029     77,248
  Underground conduit                     1,161             66         103            --         --        (1 )      (6)     1,323
  Furniture and office equipment          8,919            640       4,999           424        160         8        (4)    14,298
  Vehicles and other work
   equipment                              9,947            833       2,069         1,081         42       214      (105)    11,919
  Plant acquisition adjustment              (58 )           --          --            --         --        --       127         69
  Nonregulated investment                 6,981            428       1,263           394         --        68       (60)     8,286
- -----------------------------------------------------------------------------------------------------------------------------------
Total Telephone Property                213,809         13,689      40,820        19,370        208       419     1,254    250,829
- -----------------------------------------------------------------------------------------------------------------------------------
Cellular Telephone
  Switching and cell site
   equipment                              6,744            885       6,669            (1 )       --        --      (736)    13,563
  Other                                   2,544            278       2,146           346         --        --       (37)     4,585
  License costs                           5,470            478       8,949            --         --        --       (36)    14,861
  Deferred start-up costs                 3,869            149       1,366            --         --        --    (2,164)     3,220
- -----------------------------------------------------------------------------------------------------------------------------------
Total Cellular Telephone                 18,627          1,790      19,130           345         --        --    (2,973)    36,229
- -----------------------------------------------------------------------------------------------------------------------------------
Radio Paging
  Pagers                                  9,997             --       5,484         4,300         --        --        15     11,196
  Transmitting equipment and other        6,593             --       2,702         1,410         --        --         8      7,893
  Deferred charges                        2,945             --         861            --         --        --        (8)     3,798
- -----------------------------------------------------------------------------------------------------------------------------------
Total Radio Paging                       19,535             --       9,047         5,710         --        --        15     22,887
- -----------------------------------------------------------------------------------------------------------------------------------
Other                               $    14,937   $        189    $  3,392    $    1,598   $     --    $   --   $    30  $  16,950
- -----------------------------------------------------------------------------------------------------------------------------------

Note: (1) Depreciation and amortization as reflected in business segment information, included in Management's Discussion and Analysis (Results of Operations):

Telephone:
  Depreciation                                          $  40,734
  Amortization                                                 86
                                                        ---------
    included above                                         40,820
  Depreciation not included above                             312
  Amortization of excess cost and other                     2,293
                                                        ---------
As shown in business segment information                $  43,425
                                                        ---------
                                                        ---------
Cellular:
  Depreciation                                          $   8,814
  Amortization of licenses and deferred start-up costs     10,316
                                                        ---------
    included above                                         19,130
  Amortization of other deferred costs                        139
                                                        ---------
As shown in business segment information                $  19,269
                                                        ---------
                                                        ---------
Paging:
  Depreciation                                          $   8,186
  Amortization                                                861
                                                        ---------
As shown in business segment information                $   9,047
                                                        ---------
                                                        ---------

The depreciation charged to costs and expenses for "Other" is included in "Other income, net" in the Consolidated Statements of Income.

TELEPHONE AND DATA SYSTEMS, INC.
SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
- --------------------------------------------------------------------------------

                                                                COLUMN B      COLUMN C(1)    COLUMN C(2)                 COLUMN E
                                                               BALANCE AT     CHARGED TO     CHARGED TO                 BALANCE AT
                          COLUMN A                            BEGINNING OF     COSTS AND        OTHER       COLUMN D        END
                        DESCRIPTION                              PERIOD        EXPENSES       ACCOUNTS     DEDUCTIONS    OF PERIOD
- -----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 31, 1993
Deducted from deferred state tax asset:
  For unrealized net operating losses (1)                       $  (6,452)     $      --      $  (2,252)    $      --    $  (8,704)
Deducted from accounts receivable:
  For doubtful accounts                                            (1,608)        (5,837)            --         5,352       (2,093)
Deducted from marketable equity securities:
  For unrealized loss                                                  --             --           (626)           --         (626)
FOR THE YEAR ENDED DECEMBER 31, 1992
Deducted from accounts receivable:
  For doubtful accounts                                            (1,200)        (4,457)            --         4,049       (1,608)
FOR THE YEAR ENDED DECEMBER 31, 1991
Deducted from accounts receivable:
  For doubtful accounts                                         $    (733)     $  (3,335)     $      --     $   2,868    $  (1,200)
- -----------------------------------------------------------------------------------------------------------------------------------

Note: (1) The beginning balance represents the implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on January 1, 1993.

SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
- --------------------------------------------------------------------------------

                                                                                          COLUMN B
COLUMN A                                                                        CHARGED TO COSTS AND EXPENSES
- -----------------------------------------------------------------------------------------------------------------
                                                                                   YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------
(DOLLARS IN THOUSANDS)                                                         1993         1992         1991
                                                                            -----------  -----------  -----------
Maintenance and repairs                                                     $    58,348  $    46,883  $    42,523
Taxes, other than payroll and income taxes
  Gross receipts                                                                  4,432        3,370        2,999
  Property                                                                        9,855        8,307        7,093
Advertising                                                                      13,645       10,848        6,835

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                         COMBINED FINANCIAL STATEMENTS

    The following financial statements are the combined financial statements of the cellular system partnerships listed below which are accounted for by the Company following the equity method. The combined financial statements were compiled from financial statements and other information obtained by the Company as a minority limited partner of the cellular limited partnerships listed below. The cellular system partnerships included in the combined financial statements, the periods each partnership is included, and the Company's ownership percentage of each cellular system partnership at December 31, 1993 are set forth in the following table.

                                                                                                                           THE
                                                                                                          PERIODS       COMPANY'S
                                                                                                          INCLUDED       LIMITED
                                                                                                        IN COMBINED    PARTNERSHIP
                                     CELLULAR SYSTEM PARTNERSHIP                                         STATEMENTS     INTEREST
- ------------------------------------------------------------------------------------------------------  ------------  -------------
Los Angeles SMSA Limited Partnership..................................................................      1991-93           5.5%
Nashville/Clarksville MSA Limited Partnership.........................................................      1991-93          49.0%
Baton Rouge MSA Limited Partnership...................................................................      1991-93          52.0%

              COMPILATION REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of TELEPHONE AND DATA SYSTEMS, INC.:

    The accompanying combined balance sheets of the Los Angeles SMSA Limited Partnership, the Nashville/Clarksville MSA Limited Partnership and the Baton Rouge MSA Limited Partnership as of December 31, 1993 and 1992 and the related combined statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1993, have been prepared from the separate financial statements, which are not presented separately herein, of the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships, as described in Note 1. We have reviewed for compilation only the accompanying combined financial statements, and, in our opinion, those statements have been properly compiled from the amounts and notes of the underlying separate financial statements of the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships, on the basis described in Note 1.

    The statements for the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships were audited by other auditors as set forth in their reports included on pages 50 through 54. The report of the other auditors of the Los Angeles SMSA Limited Partnership contains explanatory paragraphs with respect to the uncertainties discussed in the fourth and fifth paragraphs of
Note 7. We have not been engaged to audit either the separate financial statements of the aforementioned limited partnerships or the related combined financial statements in accordance with generally accepted auditing standards and to render an opinion as to the fair presentation of such financial statements in accordance with generally accepted accounting principles.

    As discussed in "Change in Accounting Principle" in Note 2, the method of accounting for cellular sales commissions was changed effective January 1, 1991, for the Nashville/Clarksville MSA Limited Partnership and the Baton Rouge MSA Limited Partnership.

                                          ARTHUR ANDERSEN & CO.

Chicago, Illinois
February 11, 1994

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  LOS ANGELES SMSA LIMITED PARTNERSHIP:

    We have audited the balance sheets of Los Angeles SMSA Limited Partnership as of December 31, 1993 and 1992, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1993; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles SMSA Limited Partnership as of December 31, 1993 and 1992, and results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

    As discussed in Note 9 to the financial statements, two cellular agents filed complaints against the Partnership. The outcome of these matters is uncertain and, accordingly, no accrual for these matters has been made in the financial statements.

    In addition, as discussed in Note 9, a class action suit was filed against the Partnership alleging violations of state and federal antitrust laws. The outcome of this matter is uncertain and, accordingly, no accrual for this matter has been made in the financial statements.

                                          COOPERS & LYBRAND

Newport Beach, California
February 4, 1994

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Nashville/Clarksville MSA Limited Partnership as of December 31, 1993, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville/Clarksville MSA Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND

Atlanta, Georgia
February 11, 1994

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Nashville/Clarksville MSA Limited Partnership as of December 31, 1992, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville/Clarksville MSA Limited Partnership as of December 31, 1992, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND
Atlanta, Georgia
February 11, 1993

To The Partners of
  NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Nashville/Clarksville MSA Limited Partnership as of December 31, 1991, and the related statements of operations, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville/ Clarksville MSA Limited Partnership as of December 31, 1991, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the financial statements, the Partnership changed its method of accounting for commissions in 1991.

                                          COOPERS & LYBRAND
Atlanta, Georgia
February 10, 1992

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  BATON ROUGE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Baton Rouge MSA Limited Partnership as of December 31, 1993, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baton Rouge MSA Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND
Atlanta, Georgia
February 11, 1994

To The Partners of
  BATON ROUGE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Baton Rouge MSA Limited Partnership as of December 31, 1992, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baton Rouge MSA Limited Partnership as of December 31, 1992, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND
Atlanta, Georgia
February 11, 1993

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  BATON ROUGE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Baton Rouge MSA Limited Partnership as of December 31, 1991, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baton Rouge MSA Limited Partnership as of December 31, 1991, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the financial statements, the Partnership changed its method of accounting for commissions in 1991.

                                          COOPERS & LYBRAND
Atlanta, Georgia
February 10, 1992

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                       COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
                                                                                    (DOLLARS IN THOUSANDS)
Revenues...................................................................  $   506,028  $   400,738  $   338,494
Expenses
  Selling, general and administrative......................................      287,299      235,038      169,912
  Depreciation and amortization............................................       57,357       46,740       40,687
                                                                             -----------  -----------  -----------
  Total expenses...........................................................      344,656      281,778      210,599
                                                                             -----------  -----------  -----------
Operating income...........................................................      161,372      118,960      127,895
Other income...............................................................          272          477           81
                                                                             -----------  -----------  -----------
Net income before cumulative effect of a change in accounting principle....      161,644      119,437      127,976
Cumulative effect of a change in accounting principle (Note 2).............           --           --       (3,178)
                                                                             -----------  -----------  -----------
Net Income.................................................................  $   161,644  $   119,437  $   124,798
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                            COMBINED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1993         1992
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Current Assets
  Cash..................................................................................  $        27  $        26
  Accounts receivable--customers, net...................................................       81,656       58,141
  Accounts receivable--affiliates.......................................................       29,981       16,074
  Notes receivable--affiliates..........................................................        3,756        3,751
  Other current assets..................................................................        5,689        7,823
                                                                                          -----------  -----------
                                                                                              121,109       85,815
Property, Plant and Equipment, net......................................................      304,926      277,228
Other...................................................................................        1,631        4,846
                                                                                          -----------  -----------
Total Assets............................................................................  $   427,666  $   367,889
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                        LIABILITIES AND PARTNERS' CAPITAL

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1993         1992
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Current Liabilities
  Accounts payable--other...............................................................  $    38,776  $    33,433
  Accounts payable--affiliates..........................................................        1,039        1,061
  Customer deposits.....................................................................        2,996        2,499
  Other current liabilities.............................................................       22,101       18,721
                                                                                          -----------  -----------
                                                                                               64,912       55,714
                                                                                          -----------  -----------
Deferred Rent...........................................................................        4,571        4,015
Capital Lease Obligation................................................................          713          592
Long-Term Debt..........................................................................           --          281
Partners' Capital.......................................................................      357,470      307,287
                                                                                          -----------  -----------
Total Liabilities and Partners' Capital.................................................  $   427,666  $   367,889
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      DECEMBER 31, 1993
                                                                           ---------------------------------------
                                                                               1993          1992         1991
                                                                           ------------  ------------  -----------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income.............................................................  $    161,644  $    119,437  $   124,798
  Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
    Cumulative effect of a change in accounting principle................            --            --        3,178
    Depreciation and amortization........................................        57,357        46,740       40,687
    Deferred revenue and other credits...................................           497            (3)          (4)
    Loss on asset dispositions...........................................         3,838         4,294          397
    Change in prepaid expenses...........................................           (22)            4           14
    Change in accounts receivable........................................       (37,422)       (3,417)     (28,599)
    Change in accounts payable and accrued expenses......................         6,097        17,307        1,997
    Change in other assets and liabilities...............................         4,942         3,967          834
                                                                           ------------  ------------  -----------
                                                                                196,931       188,329      143,302
                                                                           ------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Change in notes payable..............................................            --        (2,305)       2,114
    Change in notes receivable...........................................            (5)       (3,751)         556
    Principal payments on capital lease obligations......................          (612)         (442)          --
    Capital contribution.................................................            --         2,474        5,802
    Capital distribution.................................................      (111,461)     (114,876)     (71,032)
                                                                           ------------  ------------  -----------
                                                                               (112,078)     (118,900)     (62,560)
                                                                           ------------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment, net of retirements.......       (86,011)      (68,595)     (76,297)
    Decreases (increases) in other assets................................         1,335          (856)      (4,180)
    Change in deferred charges...........................................          (202)          (36)        (266)
    Proceeds from sale of assets.........................................            26            61           --
                                                                           ------------  ------------  -----------
                                                                                (84,852)      (69,426)     (80,743)
                                                                           ------------  ------------  -----------
NET INCREASE (DECREASE) IN CASH..........................................             1             3           (1)
CASH
    Beginning of period..................................................            26            23           24
                                                                           ------------  ------------  -----------
    End of period........................................................  $         27  $         26  $        23
                                                                           ------------  ------------  -----------
                                                                           ------------  ------------  -----------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)

(DOLLARS IN THOUSANDS)
Balance at January 1, 1991......................................................  $ 240,684
  Contributions.................................................................      5,802
  Distributions.................................................................    (71,032)
  Net Income for the year ended December 31, 1991...............................    124,798
                                                                                  ---------
Balance at December 31, 1991....................................................    300,252
  Contributions.................................................................      2,474
  Distributions.................................................................   (114,876)
  Net Income for the year ended December 31, 1992...............................    119,437
                                                                                  ---------
Balance at December 31, 1992....................................................    307,287
  Distributions.................................................................   (111,461)
  Net Income for the year ended December 31, 1993...............................    161,644
                                                                                  ---------
Balance at December 31, 1993....................................................  $ 357,470
                                                                                  ---------
                                                                                  ---------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

1.  BASIS OF COMBINATION:

    The combined financial statements and notes thereto were compiled from the individual financial statements of cellular limited partnerships listed below in which United States Cellular Corporation (AMEX symbol "USM") has a noncontrolling ownership interest and which it accounts for using the equity method. The cellular partnerships, the period each partnership is included in the combined financial statements and USM's ownership interest in each partnership are set forth in the table below. The combined financial statements and notes thereto present 100% of each partnership whereas USM's ownership interest is shown in the table.

                                                                                                      PERIOD INCLUDED     LIMITED
                                                                                                        IN COMBINED     PARTNERSHIP
                                                                                                        STATEMENTS       INTEREST
                                                                                                      ---------------  -------------
Los Angeles SMSA Limited Partnership................................................................         1991-93          5.5%
Nashville/Clarksville MSA Limited Partnership.......................................................         1991-93         49.0%
Baton Rouge MSA Limited Partnership.................................................................         1991-93         52.0%

    Profits, losses and distributable cash are allocated to the partners based upon respective partnership interests. Distributions are made quarterly at the discretion of the General Partner for one of the Partnerships.

    Of the partnerships included in the combined financial statements, the Los Angeles SMSA Limited Partnership is the most significant, accounting for approximately 89% of the combined total assets at December 31, 1993, and substantially all of the combined net income for the year then ended.

    USM's investment in and advances to Los Angeles SMSA Limited Partnership totalled $15,212,000 as of December 31, 1993, of which $17,398,000 represents its proportionate share of net assets of the Partnership. USM's investment in and advances to the Nashville/Clarksville MSA Limited Partnership totalled $14,300,000 as of December 31, 1993, which represents its proportionate share of net assets. USM's investment in and advances to the Baton Rouge MSA Limited Partnership totalled $8,935,000 as of December 31, 1993, $6,207,000 of which represents its proportionate share of net assets.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES FOR COMBINED ENTITIES:

    PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated lives:

Buildings..............................................  10-15 years
Equipment..............................................  3-10 years
Furniture and Fixtures.................................  5-10 years
Leasehold Improvements.................................  10 years

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)

    Property, Plant and Equipment consists of:

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1993         1992
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Land....................................................................................  $     1,819  $     1,510
Buildings and Leasehold Improvements....................................................       79,704       69,150
Equipment...............................................................................      355,376      293,176
Furniture and Fixtures..................................................................       19,734       12,634
Under Construction......................................................................       32,052       31,677
                                                                                          -----------  -----------
                                                                                              488,685      408,147
Less Accumulated Depreciation...........................................................      183,759      130,919
                                                                                          -----------  -----------
                                                                                          $   304,926  $   277,228
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    Included in buildings are costs relating to the acquisition of cell site leases; such as legal, consulting, and title fees. Lease acquisition costs are capitalized when incurred and amortized over the period of the lease. Costs related to unsuccessful negotiations are expensed in the period the negotiations are terminated.

    Gains and losses on disposals are included in income at amounts equal to the difference between net book value and proceeds received upon disposal.

    During 1993 and 1992, one of the Partnerships recorded capital lease additions of $827,000 and $513,000, respectively.

    Commitments for future equipment acquisitions amounted to $22,734,000 at December 31, 1993.

    On January 10, 1994, one of the Partnerships entered into an agreement with its major supplier to purchase $77 million in equipment.

    OTHER ASSETS

    Other assets consist primarily of the costs of acquiring the right to serve certain customers previously served by resellers and are being amortized over three years using the straight-line method. Accumulated amortization was $4,806,000 and $2,797,000 at December 31, 1993 and 1992, respectively.

    CHANGE IN ACCOUNTING PRINCIPLE

    In the third quarter of 1991, the General Partner of two of the Partnerships changed its policy of capitalizing certain third party sales commissions and amortizing them over the average customer life. The General Partner's parent effected this change to standardize the accounting treatment of sales commissions throughout its consolidated cellular operations. These amounts will be expensed in the period in which they are incurred by the agent. In 1991, this change in accounting principle was retroactively applied as of January 1, 1991. Had the change not been made, 1991 net income before the cumulative effect of a change in accounting principle would have increased $1,838,000.

    REVENUE RECOGNITION

    Revenues from operations primarily consist of charges to customers for monthly access charges, cellular airtime usage, and roamer charges. Revenues are recognized as services are rendered. Unbilled revenues, resulting from cellular service provided from the billing cycle date to the end of each month and from other cellular carriers' customers using the partnership's cellular systems for the last half of each month, are estimated and recorded as receivables. Unearned monthly access charges relating to the periods after month-end are deferred and netted against accounts receivable.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)

    INCOME TAXES

    No provisions have been made for federal or state income taxes since such taxes, if any, are the responsibility of the individual partners.

3.  LEASE COMMITMENTS:

    Future minimum rental payments required under operating leases for real estate that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1993, are as follows:

(DOLLARS IN THOUSANDS)
1994.............................................................  $  11,445
1995.............................................................     10,890
1996.............................................................     10,643
1997.............................................................      9,983
1998.............................................................      9,696
Thereafter.......................................................     51,910
                                                                   ---------
                                                                   $ 104,567
                                                                   ---------
                                                                   ---------

    The initial lease terms generally range from 5 to 25 years with the majority of them having initial terms of 10 years and providing for one renewal option of 5 years and for rental escalation. Included in selling, general and administrative expense are rental costs of $7,897,000, $5,996,000 and $4,463,000 for the years ended December 31, 1993, 1992 and 1991, respectively. One of the Partnerships leases office facilities under a ten-year lease agreement which provides for free rent incentives for six months and rent escalation over the ten-year period. The Partnership recognizes rent expense on a straight-line basis and recorded the related deferred rent as a noncurrent liability to be amortized as an adjustment to rental costs over the life of the lease.

4.  CAPITAL LEASE OBLIGATION:

    One of the Partnerships leases equipment under capital lease agreements. At December 31, 1993 and 1992, respectively, the amount of such equipment included in property, plant and equipment is $3,324,000 and $2,638,000 less accumulated amortization of $1,914,000 and $1,451,000. Future minimum annual lease payments on noncancellable capital leases are as follows:

(DOLLARS IN THOUSANDS)
1994...............................................................  $     768
1995...............................................................        526
1996...............................................................        216
1997...............................................................         20
                                                                     ---------
Total future minimum lease payments................................      1,530
  Less amounts representing interest...............................        129
                                                                     ---------
Present value of net future minimum lease payments.................      1,401
  Less current portion.............................................        688
                                                                     ---------
Lease obligation, noncurrent.......................................  $     713
                                                                     ---------
                                                                     ---------

5.  RELATED PARTY TRANSACTIONS:

    Certain affiliates of these cellular limited partnerships provide services for the system operations, legal, financial, management and administration of these entities. These affiliates are reimbursed for both direct and allocated costs (totaling $57.1 million in 1993 $52.2 million in 1992 and $50.0 million in
1991) related to providing these services. In addition, certain affiliates have established a credit facility with certain partnerships to provide working capital to the partnership. One of the partnerships participates in a centralized cash management arrangement with its general partner. At December 31, 1993

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)
and 1992, the interest-bearing balance amounted to $29,981,000 and $16,074,000, respectively. Effective January 1, 1989, the general partner pays or charges the Partnership monthly interest, computed using the general partner's average borrowing rate, on the amounts due to or from the Partnership. Interest earned in 1993, 1992 and 1991 was $1,294,000, $1,396,000 and $675,000, respectively.

6.  REGULATORY INVESTIGATIONS:

    The California Public Utilities Commission (CPUC) has issued an Order Instituting Investigation of the regulation of cellular radiotelephone utilities operating in the State of California under Order Number I.88-11-040. The intent of the investigation was to determine the appropriate regulatory objectives for the cellular industry, and whether current regulations applicable to the cellular industry and its operators meet those objectives or should be modified.

    On October 6, 1992, the CPUC adopted an Order which, among other things, imposes an accounting methodology on cellular utilities to separate wholesale and retail costs, permits resellers to operate a reseller switch interconnected to the cellular carrier's facilities, and requires the unbundling of certain wholesale rates to the resellers. On May 19, 1993, the CPUC granted limited rehearing of the decision. In addition, the CPUC rescinded its order to modify the method for allocating costs between wholesale and retail operations.

    On December 17, 1993, the CPUC adopted a new Order Instituting Investigation into the regulation of mobile telephone service and wireless communications, Order Number I.93-12-007. The investigation proposes a regulatory program which would encompass all forms of mobile telephone service. Currently, one of the Partnerships affected is unable to quantify the precise impact of these Orders on its future operations, but that impact may be material to the Partnership under certain circumstances.

    In January 1992, the CPUC commenced a separate investigation of all cellular companies operating in the State to determine their compliance with General Order number 159 (G.O. 159). The investigation will address whether cellular utilities have complied with local, state or federal regulations governing the approval and construction of cellular sites in the State. The CPUC may advise other agencies of violations in their jurisdictions.

    One of the Partnerships affected has prepared and filed the information requested by the CPUC. The CPUC will review the information provided by the Partnership and, if violations of G.O. 159 are found, it may assess penalties against the Partnership. The outcome of this investigation is uncertain and accordingly, no accrual for this matter has been made.

7.  CONTINGENCIES AND COMMITMENTS:

    On June 28,  1993, an  applicant for  an unserved  area license  in the  Los
Angeles market filed an informal objection with the FCC to one of the Partnerships' System Information Update map. The applicant claims the Partnership was not legally authorized to provide service in parts of its described service area. The applicant requests that the FCC correct the Partnership's service area to eliminate such areas and suggests the FCC impose "such sanctions as it deems appropriate." The Partnership filed a response with the FCC in which it reported that, in its review of the applicant's allegations, it found certain errors that were made in its filings but disputed any of these were intentional. The FCC could assess penalties against the partnership for nonconformance with its license. The outcome of this matter remains uncertain and, accordingly, the Partnership has not recorded an accrual. The Partnership intends to defend its position vigorously.

    The Partnership filed for its 10-year license renewal for the Los Angeles market on August 30, 1993. The Partnership is currently operating with FCC authority while the renewal application is pending resolution of the FCC's decision on claims mentioned above. The Partnership fully expects that its license will be renewed.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)

    Two agents of a competing carrier have named one of the Partnerships in several complaints against the carrier. The general allegations include violations of California Unfair Practices Act and price fixing. The ultimate outcome of both these actions is uncertain at this time. Accordingly, no accrual for these contingencies has been made. The Partnership intends to defend its position vigorously.

    On November 24, 1993, a class action suit was filed against one of the Partnerships and another cellular carrier alleging conspiracy to fix the price of cellular service in violation of state and federal antitrust laws. The plaintiffs are seeking substantial monetary damages and injunctive relief in excess of $100 million. The outcome of this matter is uncertain and, accordingly, the Partnership has not recorded an accrual. The Partnership intends to defend its position vigorously.

    One of the Partnerships is a party to various other lawsuits arising in the ordinary course of business. In the opinion of management, based on a review of such litigation with legal counsel, any losses resulting from these actions are not expected to materially impact the financial condition of the Partnership.

    Two of the Partnerships provide cellular service and sell cellular telephones to diversified groups of consumers within concentrated geographical areas. The general partner performs credit evaluations of the Partnerships' customers and generally does not require collateral. Receivables are generally due within 30 days. Credit losses related to customers have been within management's expectations.

    One of the Partnerships purchases substantially all of its equipment from one supplier.

    The General Partner of two of the Partnerships entered into agreements with an equipment vendor on behalf of the Partnerships to replace the Partnerships' cellular equipment with new cellular technology which will support both analog and digital voice transmissions.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TELEPHONE AND DATA SYSTEMS, INC.
                                                By:                   /S/ LEROY T. CARLSON
                                                           ------------------------------------------
                                                                       LeRoy T. Carlson,
                                                                            CHAIRMAN
                                                By:                /S/ LEROY T. CARLSON, JR.
                                                           ------------------------------------------
                                                                     LeRoy T. Carlson, Jr.,
                                                              PRESIDENT (CHIEF EXECUTIVE OFFICER)
                                                By:                  /S/ MURRAY L. SWANSON
                                                           ------------------------------------------
                                                                       Murray L. Swanson
                                                                EXECUTIVE VICE PRESIDENT-FINANCE
                                                                 (PRINCIPAL FINANCIAL OFFICER)
                                                By:                 /S/ GREGORY J. WILKINSON
                                                           ------------------------------------------
                                                                     Gregory J. Wilkinson,
                                                                 VICE PRESIDENT AND CONTROLLER
                                                                 (PRINCIPAL ACCOUNTING OFFICER)

Dated March 28, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             SIGNATURE                                   TITLE             DATE
- --------------------------------------------------------------------  -----------  ---------------------
                        /S/ LEROY T. CARLSON                             DIRECTOR     March 28, 1994
          -----------------------------------------------
                          LeRoy T. Carlson
                     /S/ LEROY T. CARLSON, JR.                           DIRECTOR     March 28, 1994
          -----------------------------------------------
                       LeRoy T. Carlson, Jr.
                       /S/ MURRAY L. SWANSON                             DIRECTOR     March 28, 1994
          -----------------------------------------------
                         Murray L. Swanson
                      /S/ RUDOLPH E. HORNACEK                            DIRECTOR     March 28, 1994
          -----------------------------------------------
                        Rudolph E. Hornacek
                         /S/ JAMES BARR III                              DIRECTOR     March 28, 1994
          -----------------------------------------------
                           James Barr III
                       /S/ LESTER O. JOHNSON                             DIRECTOR     March 28, 1994
          -----------------------------------------------
                         Lester O. Johnson
                      /S/ DONALD C. NEBERGALL                            DIRECTOR     March 28, 1994
          -----------------------------------------------
                        Donald C. Nebergall
                       /S/ HERBERT S. WANDER                             DIRECTOR     March 28, 1994
          -----------------------------------------------
                         Herbert S. Wander
                      /S/ WALTER C. D. CARLSON                           DIRECTOR     March 28, 1994
          -----------------------------------------------
                        Walter C. D. Carlson
                        /S/ DONALD R. BROWN                              DIRECTOR     March 28, 1994
          -----------------------------------------------
                          Donald R. Brown
                       /S/ ROBERT J. COLLINS                             DIRECTOR     March 28, 1994
          -----------------------------------------------
                         Robert J. Collins

- --------------------------------------------------------------------------------
                               INDEX TO EXHIBITS
- --------------------------------------------------------------------------------

  EXHIBIT
    NO.                                                    DESCRIPTION OF DOCUMENT
- ------------  ------------------------------------------------------------------------------------------------------------------
   3.1(a)     Articles  of  Incorporation, as  amended, are  hereby incorporated  by reference  to an  exhibit to  the Company's
              Amendment No. 1 on Form 8 dated February 5, 1992 to the Company's Report on Form 8-A.
   3.1(b)     Articles of Amendment  to Articles  of Incorporation relating  to designation  of Series RR  Preferred Shares,  is hereby  incorporated by reference to Exhibit 4.4(b)to the Company's  Annual Report on Form 10-K for the year ended
              December 31, 1992.
   3.2        By-laws, as amended, are hereby incorporated by reference to an exhibit to the Company's Amendment No. 1 on Form 8 dated February 5, 1992 to the Company's Report on Form 8-A.
   4.1(a)     Articles of  Incorporation, as  amended, are  hereby incorporated  by reference  to an  exhibit to  the  Company's
              Amendment No. 1 on Form 8 dated February 5, 1992 to the Company's Report on Form 8-A.
   4.1(b)     Articles  of Amendment  to Articles of  Incorporation relating  to designation of  Series RR  Preferred Shares, is hereby incorporated by reference to Exhibit 4.4(b) to the Company's Annual Report on Form 10-K for the year  ended
              December 31, 1992.
   4.2        By-laws, as amended, are hereby incorporated by reference to an exhibit to the Company's Amendment No. 1 on Form 8 dated February 5, 1992 to the Company's Report on Form 8-A.
   4.3        The Indenture and Supplemental Indentures for the Company's Series A, B, C, D, E and F Subordinated Debentures are
              not  being filed as exhibits because  the total authorized subordinated debentures do  not exceed 10% of the total assets of  the Company  and  its Subsidiaries.  The  Company agrees  to  furnish a  copy  of such  Indentures  and
              Supplemental Indentures if so requested by the Commission.
   4.4        The  Indenture between the Company and Harris Trust and Savings Bank, Trustee, dated February 1, 1991, under which the Company's Medium-Term Notes are issuable, is hereby incorporated by reference to the Company's Current  Report on Form 8-K filed on February 19, 1991.
   9.1(a)     Voting  Trust  Agreement, dated  as  of June  30,  1989, is  hereby  incorporated by  reference  to an  exhibit to
              Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-12943.
   9.1(b)     Amendment dated as of May 9, 1991 to the Voting Trust Agreement dated as of June 30, 1989, is hereby  incorporated by reference to Exhibit 9.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
   9.1(c)     Amendment  dated as of November 20, 1992, to the Voting Trust  Agreement dated as of June 30, 1989, as amended, is hereby incorporated by reference to Exhibit 9.1(c) to the Company's Annual Report on Form 10-K for the year  ended
              December 31, 1992.
  10.1        Salary Continuation Agreement for LeRoy T. Carlson dated May 20, 1977, as amended May 22, 1981 and May 25, 1984 is hereby incorporated by reference to the Company's Registration Statement on Form S-2, No. 2-92307.
  10.2(a)     Supplemental  Benefit Agreement for LeRoy  T. Carlson dated March  21, 1980, as amended  March 20, 1981, is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-7, No. 2-74615.

  EXHIBIT
    NO.                                                    DESCRIPTION OF DOCUMENT
- ------------  ------------------------------------------------------------------------------------------------------------------
  10.2(b)     Memorandum of Amendment to  Supplemental Benefit Agreement  dated as of  May 28, 1991,  is hereby incorporated  by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
  10.3        Stock Option Agreement, dated February 25, 1987, between the Company and Murray L. Swanson, is hereby incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.
  10.4        Stock  Appreciation Rights Award and Non-Qualified Stock Option Agreement, dated as of March 14, 1988, between the
              Company and LeRoy T. Carlson, is hereby incorporated by reference to an exhibit to the Company's Annual Report  on
              Form 10-K for the year ended December 31, 1988.
  10.5        Stock  Appreciation Rights  Award and  Non-Qualified Stock  Option Agreement,  dated March  14, 1988,  between the
              Company and LeRoy  T. Carlson, Jr.,  is hereby incorporated  by reference to  an exhibit to  the Company's  Annual
              Report on Form 10-K for the year ended December 31, 1988.
  10.6        Stock  Option and Stock Appreciation Rights  Award Agreement dated January 15,  1990 between the Company and James
              Barr III, is hereby incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1991.
  10.7(a)     1988 Stock Option  and Stock  Appreciation Rights  Plan of the  Company, is  hereby incorporated  by reference  to
              Exhibit A to the Company's definitive Notice of Annual Meeting and Proxy Statement dated March 31, 1988.
  10.7(b)     Amendment #1 to 1988 Stock Option and Stock Appreciation Rights Plan of the Company.
  10.7(c)     Amendment #2 to 1988 Stock Option and Stock Appreciation Rights Plan of the Company.
  10.8        1985 Incentive Stock Option Plan of the Company, is hereby incorporated by reference to Exhibit A to the Company's definitive Notice of Annual Meeting and Proxy Statement dated April 24, 1986.
  11          Statement regarding computation of per share earnings.
  12          Statements regarding computation of ratios.
  13          Incorporated portions of 1993 Annual Report to Security Holders.
  21          List of Subsidiaries of the Company.
  23.1        Consent of independent public accountants.
  23.2        Consent of independent accountants.
  99.1        Incorporated portions items as expected to be included in the 1994 Proxy Statement.
  99.2        Pro Forma Financial Statements.

[LOGO]

TELEPHONE AND DATA SYSTEMS, INC.

30 North LaSalle Street
Chicago, Illinois 60602
312/630-1900