Form 10-Q
period 1994-03-31
TELEPHONE & DATA SYSTEMS INC
filed 1994-05-12
CIK 96966

--------------------------------------------------------------

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                          ----------------
                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

   x   QUARTERLY REPORT  PURSUANT TO   SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended             March 31, 1994
                                   -----------------------------
                                 OR
       TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF  THE
       SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________ to __________

                    Commission File Number 1-8251

   -------------------------------------------------------------

                  TELEPHONE AND DATA SYSTEMS, INC.
   -------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

             Iowa                                  36-2669023
   -------------------------------   -------------------------
   (State or other jurisdiction of   (I.R.S. Employer
   incorporation or organization)     Identification No.)

          30 North LaSalle Street, Chicago, Illinois  60602
        ----------------------------------------------------
        (Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code: (312) 630-1900

                           Not Applicable
                           --------------
     (Former address of principal executive offices)  (Zip Code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes ___X___    No _______
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
       Class                      Outstanding at April 30, 1994
   ----------------            ----------------------------------
   Common Shares, $1 par value            46,276,845 Shares
 Series A Common Shares, $1 par value      6,883,715 Shares

                  TELEPHONE AND DATA SYSTEMS, INC.
                  --------------------------------

                   1ST QUARTER REPORT ON FORM 10-Q
                  ---------------------------------


                                INDEX
                                -----



                                                         Page No.
                                                        ---------

   Part I.  Financial Information

            Management's Discussion and Analysis of
               Results of Operations and Financial Condition 2-15

            Consolidated Statements of Income -
               Three Months Ended March 31, 1994 and 1993     16

            Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1994 and 1993     17

            Consolidated Balance Sheets -
               March 31, 1994 and December 31, 1993         18-19

            Notes to Consolidated Financial Statements     20-22


   Part II. Other Information                                 23


   Signatures                                                 24

                   PART I.  FINANCIAL INFORMATION
                   ------------------------------
          TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
          -------------------------------------------------
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
   --------------------------------------------------------------
                       AND FINANCIAL CONDITION
                       -----------------------

   RESULTS OF OPERATIONS
   ---------------------

   CONSOLIDATED

         Telephone and Data Systems, Inc.'s ("TDS" or the "Company") consolidated results of operations for the first quarter of 1994 reflect i) rapid growth in cellular and paging customer units which resulted in substantial increases in revenues, ii) steady growth in telephone access lines and revenues, iii) improvements in cellular and paging economies of scale and cost-containment measures in all three business units which resulted in improved cash flow, operating results, and cash and operating margins, iv) increases in interest and income tax expense and v) an increase in weighted average shares outstanding due to the Company's continuing acquisition program. Operating revenues grew 31.9% to $158.8 million in the first quarter of 1994 over 1993, operating cash flow increased 34.3% to $56.2 million and operating income rose 45.1% to $22.3 million. Net income before the cumulative effect of an accounting change rose 50.3% to $10.2 million in the first quarter of 1994 over 1993. Earnings per share before the cumulative effect of an accounting change, reflecting the significantly improved operating results offset somewhat by an 18.7% increase in weighted average common shares, grew 28.6% to $.18 in 1994 from $.14 in 1993. Net income and earnings per share in 1994 were reduced by $723,000 and $.01, respectively, due to TDS's adoption of a new accounting standard for postemployment benefits.

         TDS Telecommunications Corporation ("TDS Telecom") has acquired two telephone companies since March 31, 1993. These acquisitions added 2,500 access lines while internal growth added 16,500 lines. United States Cellular Corporation (AMEX symbol "USM"), TDS's 81.3%-owned subsidiary, has added 20 markets to consolidated operations since March 31, 1993, through acquisitions and the initiation of cellular operations. USM currently provides cellular service through systems serving 120 majority-owned and managed markets. American Paging, Inc. (AMEX symbol "APP"), TDS's 82.5%-owned subsidiary, has acquired one paging system since March 31, 1993, which added approximately 10,700 pagers. APP provides
   service  to  its  customers   through  38  sales  and  service
   operating centers.

         Operating  revenues grew 31.9%  ($38.4 million)  in 1994
   primarily as a result of the growth in customers served. Cellular telephone revenues increased as a result of the 69.2% customer growth in majority-owned markets which resulted in increased local retail and access revenue, and increased roaming revenue, offset somewhat by a 4.0% decline in average monthly service revenue per unit. Radio paging revenues increased primarily as a result of the 40.3% growth in the number of pagers in service offset somewhat by a 12.4% decline in average monthly service revenue per unit. Telephone revenues increased primarily due to acquisitions, recovery of increased costs of providing long-distance services, internal access line growth and a 6.1% increase in average monthly revenue per access line.

         Operating expenses rose 30.0% ($31.5 million) in 1994 as a result of the continued rapid growth in USM's cellular telephone operations and the steady growth in TDS Telecom's and APP's operations. Operating expenses increased in all three business units, but at a slower rate than revenues due to increasing economies of scale in the cellular and paging units and cost-containment measures in all three businesses.

         Operating income increased 45.1% to $22.3 million in the first quarter of 1994 from $15.4 million in 1993. The increase in telephone operating income was complemented by a decrease in the cellular telephone operating loss and the first quarter paging operating income (compared to operating loss in 1993).


                                       Three Months Ended March 31,
                                  ---------------------------------------
                                     1994            1993         Change
                                  -----------     ----------    ----------
   (Dollars in thousands)
   CONSOLIDATED OPERATING INCOME
     Telephone Operations         $  22,738       $ 19,502      $ 3,236
     Cellular Telephone Operations   (1,004)        (3,380)       2,376
     Radio Paging Operations            570           (746)       1,316
                                  ---------      ---------     --------
                                  $  22,304       $ 15,376      $ 6,928
                                  ---------      ---------     --------
   Operating Margins:
     Telephone                         32.0%          31.5%
     Cellular Telephone*               (1.6)%         (8.6)%
     Radio Paging*                      3.1%          (5.1)%

   * Computed on Service Revenues

         Investment and other income was unchanged in total at $5.2 million in 1994 and 1993. Cellular investment income, net increased $1.1 million to $3.6 million, reflecting improvement in USM's equity method markets. Minority share of income decreased $2.0 million in the first quarter of 1994 over 1993, as shown in the following table.

         Minority  share  of  (income)  loss   includes  (a)  the
   minority shareholders' share of USM's net loss, (b) the minority partners' share of income or loss of the cellular markets majority-owned by USM and (c) the minority shareholders' share of income of a telephone company majority-owned by TDS. The minority shareholders' share of USM's net loss decreased $1.2 million in the first quarter of 1994 over 1993 due to the improvement in USM's net loss.

   MINORITY SHARE OF (INCOME) LOSS

                                           Three Months Ended March 31,
                                      ---------------------------------------
                                         1994           1993       Change
                                      -----------    ----------   ----------
   (Dollars in thousands)
     United States Cellular
       Minority Shareholders' Share   $     342      $ 1,522      $(1,180)
       Minority Partners' Share          (1,118)        (767)        (351)
                                      ---------    ---------     --------
                                           (776)         755       (1,531)
     TDS Telecom                           (421)          --         (421)
                                      ---------    ---------     --------
                                      $  (1,197)     $   755      $(1,952)
                                      =========    =========     ========

       Interest expense increased 10.3% ($863,000) in 1994. The increase was primarily due to an increase in long-term interest expense. Since March 31, 1993, TDS has issued $39.5 million under its Medium-Term Note Program, which was used to retire higher-cost long- and short-term notes. The Company's average balance of short-term notes payable decreased to $18.1 million in 1994 from $43.2 million in 1993, resulting in a decrease in short-term interest expense in the first quarter of 1994 compared with the first quarter of 1993.

       Income tax expense increased 50.0% ($2.7 million) in 1994 compared with 1993 as pretax income increased. The effective income tax rate was 44% in the first quarter of 1994 and 1993. State income taxes increased 54.0% ($674,000) in 1994, due primarily to the increase in pretax income.

       Net income before the cumulative effect of a change in accounting principle improved to $10.2 million in 1994 from $6.8 million in 1993. Earnings per common share before the cumulative effect of a change in accounting principle were $.18 in 1994 and $.14 in 1993. The weighted average number of common shares outstanding increased 18.7% in 1994. The increase is primarily due to the issuance of 5.8 million Common Shares since March 31, 1993 in connection with acquisitions.

       Cumulative effect of accounting changes: Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires employers to recognize the obligation to provide postemployment benefits to former or inactive employees after employment but before retirement. The cumulative effect of the new principle on years prior to 1994 reduced net income and earnings per share by $723,000 and $.01, respectively. Effective January 1, 1993, the Company adopted SFAS 109, which requires an asset and liability approach for financial reporting for income taxes. The cumulative effect of the new principle on years prior to 1993 had no effect on net income or earnings per share.

   TELEPHONE OPERATIONS
                                        Three Months Ended March 31,
                           -----------------------------------------------------
                                                         Change          Change
                                                         Due To       Excluding
                             1994      1993      Change Acquisitions Acquisitions
                           --------  -------    -------- ----------   ------------
   (Dollars in thousands,
      except per access
      line amounts)
   Operating Revenues
      Local Service        $19,395   $ 16,972   $ 2,423  $      645   $    1,778
      Network Access and
        Long-Distance       41,803     36,571     5,232       2,181        3,051
      Miscellaneous          9,862      8,414     1,448         544          904
                           -------    -------   -------    --------   ----------
                            71,060     61,957     9,103       3,370        5,733
                           -------    -------   -------    --------   ----------
   Operating Expenses
      Plant Operations      11,069      9,236     1,833         635        1,198
      Depreciation          14,553     12,874     1,679         559        1,120
      Amortization             890        833        57         115          (58)
      Customer Operations   10,319      8,906     1,413         407        1,006
      Corporate and Other   11,491     10,606       885         639          246
                           -------    -------   -------    --------   ----------
                            48,322     42,455     5,867       2,355        3,512
                           -------    -------   -------    --------   ----------
   Operating Income        $22,738   $ 19,502   $ 3,236  $    1,015   $    2,221
                           =======    =======   =======    ========   ==========

   Telephone Revenues as
     a Percent of
     Total Revenues           44.7%      51.5%
   Additions to Property,
     Plant and Equipment*  $13,585   $ 10,379
   Identifiable Assets     $825,239  $787,980

   Companies                    93         92
   Access Lines            360,100    341,100
   Growth in access lines
     from prior
     quarter-end:
      Acquisitions              --     16,300
      Internal growth        3,900      3,100
   Average monthly
     revenue per access
     line                  $    66   $     62

   * Does not include cash expenditures (in thousands) of $7,143 and $5,462, respectively, which relate to additions in prior periods.

        Operating revenues from telephone operations increased 14.7% ($9.1 million) in the first quarter of 1994 compared to 1993. The increase in revenues was primarily due to internal access line growth, recovery of increased costs of providing long-distance services and the effects of acquisitions.

        The effects of acquisitions increased telephone revenues 5.4% ($3.4 million) in 1994. TDS has acquired two telephone companies serving 2,500 access lines since March 31, 1993. Telephone results of operations include the results of these acquired companies since the respective dates of acquisition.

        Local service revenues increased 14.3% ($2.4 million) in 1994 with acquisitions increasing such revenues 3.8% ($645,000). Internal access line growth and sales of custom-calling and other features increased revenues 5.5% ($926,000). Certain extended area service ("EAS")
   revenues previously reported as network access revenues increased local service revenues 2.9% ($495,000).

        Network access and long-distance revenues increased 14.3% ($5.2 million) in 1994 with acquisitions increasing such revenues 6.0% ($2.2 million). These revenues increased 4.5% ($1.6 million) due to recovery of increased costs of providing access to long-distance carriers. Increased usage of the network generated 3.7% ($1.3 million) of additional network access and long-distance revenue. These revenues decreased 1.4% ($495,000) in 1994 as certain EAS revenues are now reported as local service revenues.

        Miscellaneous revenues increased 17.2% ($1.4 million) in 1994, with acquisitions increasing such revenues 6.5% ($544,000). Increased message volumes increased miscellaneous revenues 3.6% ($307,000), higher sales and leases of customer premise equipment increased these revenues 3.5% ($296,000), and call plan programming services provided to other carriers increased these revenues by 2.6% ($217,000).

        Operating  expenses  increased 13.8%  ($5.9  million)  in
   1994.   The  effects of  acquisitions increased  expenses 5.5%
   ($2.4 million).

        Plant operations expenses increased 19.8% ($1.8 million) with acquisitions increasing these expenses 6.8% ($635,000). The remainder of the increase was primarily due to salary and work force changes along with the effects of general inflation. Depreciation expense increased 13.0% ($1.7 million) with acquisitions increasing such expenses 4.3% ($559,000). The remaining increase was due primarily to increases in plant facilities. Customer operations expenses increased 15.9% ($1.4 million) with acquisitions increasing such expenses 4.6% ($407,000). The remaining increase was primarily due to increases in customer billing and programming costs and increased marketing activities. Corporate and other expenses increased 8.3% ($885,000) with acquisitions increasing such expenses 6.0% ($639,000). The remaining increase was due primarily to staffing increases and legal and other costs related to new business development and long-range planning activities, and general inflation and salary increases.

        Operating income from telephone operations increased 16.6% ($3.2 million) in 1994, with acquisitions increasing such income 5.2% ($1.0 million). The telephone operating margin was 32.0% in 1994 compared to 31.5% in 1993. The increase in operating income reflects additional 1994 revenues from recovery of increased costs of providing long-distance services and from growth in access lines and minutes of use. These increases in revenues were offset somewhat by increased costs for plant operations, customer billing, and new business and long-range planning and by increased depreciation. TDS Telecom's increased operating margin for the first quarter of 1994 may not be sustainable for the remainder of the year. Increased construction expenditures and seasonality effects are expected to reduce the operating margin to levels near 30%.

   CELLULAR TELEPHONE OPERATIONS
                                       Three Months Ended March 31,
                                  ---------------------------------------
                                     1994            1993         Change
                                  -----------     ----------    ----------
   (Dollars in thousands,
     except per unit amounts)
   Operating Revenues
     Service                      $  63,361       $ 39,132      $24,229
     Equipment Sales                  2,872          2,336          536
                                  ---------      ---------     --------
                                     66,233         41,468       24,765
                                  ---------      ---------     --------

   Operating Expenses
     System Operations                9,730          6,850        2,880
     Marketing and Selling           14,054          9,311        4,743
     Cost of Equipment Sold           8,009          3,871        4,138
     General and Administrative      20,726         15,125        5,601
     Depreciation                     8,622          5,549        3,073
     Amortization                     6,096          4,142        1,954
                                  ---------      ---------     --------
                                     67,237         44,848       22,389
                                  ---------      ---------     --------
   Operating (Loss)               $  (1,004)      $ (3,380)     $ 2,376
                                  =========      =========     ========

   Cellular Telephone Revenues as a
     Percent of Total Revenues         41.7%          34.4%
   Additions to Property, Plant
     and Equipment*               $  19,398       $ 12,850
   Identifiable Assets            $1,385,742      $1,043,617
   Majority-Owned, Managed and
     Consolidated Markets:
     Population equivalents (000s)   18,521         16,217
     Total population (000s)         19,927         17,338
     Customers                      294,000        173,800
     Market penetration                1.48%          1.00%
     Markets in operation               120            101
     Cell sites in service              566            362
     Average monthly service
       revenue per unit           $      76       $     79**
     Churn rate per month               2.3%           2.1%
     Marketing cost per net
       customer addition          $     711       $    798

   * Does not include cash expenditures (in thousands) of $12,710 and $5,369, respectively, which relate to additions in prior periods.
   ** Average monthly revenue per unit amount for 1993 has been restated to conform to current year presentation.

        USM owns, operates and invests in cellular markets. USM owns or has the right to acquire interests, both majority and minority, in 205 cellular telephone markets at March 31, 1994, representing 23,642,000 population equivalents. USM manages the operations in 139 markets at March 31, 1994, and expects to manage the operations of four other markets. The remaining interests in 62 markets are managed by others. USM's consolidated results of operations include 100% of the revenues and expenses of the systems serving its majority-owned and managed markets. The results of operations of 120 markets are included in 1994 consolidated results compared to 101 markets in 1993.

        Operating revenues increased 59.7% ($24.8 million) in 1994. The revenue increase is primarily the result of 69.2% customer growth in the systems serving its majority-owned and managed markets, growth in roamer revenues and acquisitions. Acquisitions and start-ups increased revenues 18.3% ($7.6 million). USM changed its financial reporting presentation for outbound, or pass-through, roamer revenue during the first quarter of 1994. Pass-through roamer revenue is now treated as an offset to the expense charged by other cellular carriers to the Company's markets for this roaming service, and the net amount is included in system operations expense. Service revenues and system operations expense for 1993 have been reclassified for the effect of this change in presentation, which will allow more comparability of USM's revenues and margins to other companies in the cellular industry. While the number of customers and amount of revenues earned continued to grow, average revenue per customer  and  monthly  local  minutes  of  use  per  customer
   declined.    Average  monthly  service  revenues  per customer
   declined to $76 in 1994 from $79 in 1993. Monthly local minutes of use averaged 89 in the first three months of 1994 compared to 100 in the same period in 1993. The decline in average local minutes of use follows an industry-wide trend and is believed to be related to the tendency of the early subscribers in a market to be the heaviest users. It also reflects USM's and the cellular industry's continued penetration of the consumer market, which tends to include more lower-usage customers. Management anticipates that average local minutes of use and average monthly service revenue per customer will continue to decline as USM adds more customers.

        Service revenues from local customers' usage of USM's systems increased 62.6% ($14.9 million) in 1994. Growth in the number of customers in USM's consolidated markets was the primary reason for the increase in local revenue, offset somewhat by the decrease in average monthly local minutes of use. The decrease in average minutes of use resulted in a decrease in average monthly retail revenue per customer, to $46 in 1994 from $48 in 1993. Inbound roamer revenues, earned when customers of other systems use USM's cellular systems when roaming, increased 57.4% ($7.2 million). The increase is attributable to an increase in the number of customers from other systems using USM's systems as well as an increased number of USM-managed systems and cell sites within those systems. Monthly roamer revenue per customer averaged $24 in 1994 and $25 in 1993. Long-distance revenues increased 95.4% ($2.1 million) as the volume of long-distance calls billed by USM increased.

        Equipment sales revenue reflects the sale of 28,700 and 11,700 cellular telephone units in 1994 and 1993, respectively, plus installation and accessories revenue. The average revenue per telephone unit sold was $100 in 1994 compared to $200 in 1993. The average revenue decline partially reflects both USM's decision to reduce sales prices on cellular telephones to stimulate customer growth as well as reduced manufacturers' prices. Also, during the first quarter of 1994, the Company used promotions which were based on increased equipment discounting. The success of these promotions led to both an increase in units sold and a decrease in average sales revenue per unit.

        Operating expenses increased 49.9% ($22.4 million) in 1994. The increase in expenses was primarily the result of increased customer activations, acquisitions and increased depreciation and amortization expense related to increases in fixed assets and license costs. Acquisitions and start-ups increased operating expenses 22.8% ($10.2 million) in 1994.

        System operations expenses increased 42.0% ($2.9 million) in 1994 as a result of increases in customer usage expenses and other costs associated with operating USM's cellular systems. Customer usage expenses represent charges from other telecommunications service providers for local interconnection to the landline network, toll charges and roamer expenses from USM's customers' use of systems other than their local systems, offset somewhat by increased pass-through roamer revenue. Customer usage expenses increased 12.7% ($463,000) in 1994. Maintenance, utility and cell site expenses grew 75.6% ($2.4 million) in 1994, reflecting growth in the number of cells to 566 in 1994 from 362 in 1993 and in the number of switches in service, and the effects of acquisitions and new systems started after March 31, 1993.

        Marketing and selling expenses increased 50.9% ($4.7 million) in 1994, due primarily to the increased number of gross customer activations in 1994 and the effects of acquisitions. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices, agent commissions, promotional expenses, local advertising and public relations expenses. Management expects that marketing and selling costs will continue to increase as additional customers are added to USM's systems.

        Cost of equipment sold reflects the increased unit sales related to the increase in gross customer activations and the first quarter 1994 promotional sales discussed above, offset somewhat by falling manufacturers' prices. The average cost of a telephone unit sold was $279 in 1994 compared to $331 in 1993.

        General and administrative expenses increased 37.1% ($5.6 million) in 1994. These expenses include the costs of operating USM's local business offices and its corporate expenses. The increase results from the growth in the number of consolidated markets due to acquisitions as well as the growth in the customer base in existing systems. USM is using an ongoing clustering strategy to combine local operations wherever warranted in order to gain operational efficiencies and reduce its administrative expenses.

        Depreciation expense increased 55.4% ($3.1 million) in 1994, reflecting a 54.4% increase in average fixed assets since March 31, 1993. Amortization expense, primarily amortization of license costs, increased 47.2% ($2.0 million) in 1994. License costs for consolidated operational markets increased 40.6% ($259 million) since March 31, 1993.

        Operating loss was $1.0 million in 1994 compared to $3.4 million in 1993. Operating margin on service revenues, while still negative, improved to (1.6%) in 1994 from (8.6%) in 1993. The decrease in operating loss was primarily due to improved results in the more established systems and increased revenues from growth in the customer base, offset somewhat by costs associated with the growth of USM's operations and increased losses on equipment sales. At least 11 additional markets are expected to be added to consolidated operations by the end of 1994. The addition of these markets is expected to increase expenses as USM adds to its technical and administrative staffs to build and serve the systems. As a result, USM may generate operating losses over the next several quarters.

        Cellular investment income includes USM's and TDS's share of the net incomes or losses of cellular markets in which they have a minority interest and for which they follow the equity method of accounting, net of amortization of license costs related to these minority interests.

   CELLULAR INVESTMENT INCOME
       Net of License Cost Amortization
                                             Three Months Ended March 31,
                                        -------------------------------------
                                         1994            1993         Change
                                        ---------      ---------     --------
   (Dollars in thousands)
       Cellular Systems Managed by USM  $    (158)      $   (413)     $   255
       Cellular Systems Managed by Others   3,741          2,865          876
                                        ---------      ---------     --------
                                        $   3,583       $  2,452      $ 1,131
                                        =========      =========     ========

        Net loss from cellular telephone operations was $1.5 million in 1994 compared to $7.6 million in 1993. Such net loss excludes the USM minority shareholders' share of such losses. Net loss from cellular telephone operations does not include income tax benefits from inclusion in the TDS consolidated federal tax return. Under a tax allocation agreement between TDS and USM, TDS does not reimburse USM currently for income tax benefits and credits. Instead, such benefits and credits are carried forward until they can be used by USM.

        TDS owned an aggregate of 62,487,904 shares of common stock of USM at March 31, 1994, representing over 81% of the combined total of USM's outstanding Common and Series A Common Shares and over 96% of their combined voting power. Assuming USM's Common Shares are issued in all instances in which USM has the choice to issue its Common Shares or other consideration and assuming the USM common stock to be issued to TDS and third parties for completed and pending acquisitions and Preferred Stock conversions had been completed at March 31, 1994, TDS would have owned approximately 79.6% of the total outstanding common stock of USM and controlled over 95% of the combined voting power of both classes of its common stock. In the event TDS's ownership of USM falls below 80% of the total value of all of the outstanding shares of USM's stock, TDS and USM would be deconsolidated for federal income tax purposes. TDS and USM have the ability to defer or prevent deconsolidation, if deferring or preventing deconsolidation would be advantageous, by delivering TDS Common Shares and/or cash, in lieu of USM's Common Shares in connection with certain acquisitions.

   RADIO PAGING OPERATIONS
                                             Three Months Ended March 31,
                                        --------------------------------------
                                           1994            1993        Change
                                        -----------     ----------    ----------
   (Dollars in thousands, except per unit amounts)
   Service Operations
     Revenues                           $  18,139      $  14,616      $ 3,523
                                        ---------      ---------     --------
     Costs and Expenses
       Cost of Services                     4,207          3,637          570
       Selling and Advertising              3,020          2,644          376
       General and Administrative           6,776          5,969          807
       Depreciation                         3,107          2,556          551
       Amortization                           602            510           92
                                        ---------      ---------     --------
                                           17,712         15,316        2,396
                                        ---------      ---------     --------
       Service Operating Income (Loss)        427           (700)       1,127
                                        ---------      ---------     --------
   Equipment Sales
     Revenue                                3,370          2,359        1,011
     Cost of Equipment Sold                 3,227          2,405          822
                                        ---------      ---------     --------
       Equipment Sales Income (Loss)          143            (46)         189
                                        ---------      ---------     --------
   Operating Income (Loss)              $     570       $   (746)     $ 1,316
                                        =========      =========     ========

   Radio Paging Revenues as a
     Percent of Total Revenues               13.6%          14.1%
   Additions to Property and Equipment* $   7,004       $  5,486
   Identifiable Assets                  $  74,907       $ 60,935
   Pagers in service                      492,300        350,900
   Average monthly service revenue
     per unit                           $   12.69       $  14.48
   Transmitters in service                    758            533
   Disconnect rate per month                  2.8%           2.8%
   Marketing cost per net customer
     unit addition                      $      92       $     94

   * Does not include cash expenditures (in thousands) of $1,474 in 1994 which relate to additions in 1993.
      Includes noncash expenditures (in thousands) of $1,492 in 1993.

        Service revenues increased 24.1% ($3.5 million) in the first quarter of 1994 from 1993, primarily as a result of the 40.3% growth in the number of pagers in service. A net additional 141,400 pagers have been placed in service since March 31, 1993. However, a continuing decline in average revenue per pager has slowed service revenue growth. Average monthly service revenue per pager declined 12.4% to $12.69 in the first three months of 1994 from $14.48 in the same period of 1993. The decline in APP's average service revenue per pager is consistent with the industry trend. However, APP's average service revenue per pager remains above the industry average. Declining average monthly service revenue per pager is related to competitive factors and a shift toward lower distribution channels such as resellers and customers purchasing pagers through retail operations.

        Service expenses increased 15.6% ($2.4 million) in 1994 from 1993, primarily as a result of the costs of system expansion and serving new customers. However, average monthly operating cost per unit improved 19.3% to $7.68 in 1994 from $9.52 in 1993 as a result of achieving economies of scale and operating efficiencies. Cost of services increased 15.7% ($570,000) in 1994 reflecting the additional costs of providing service to the increased customer base and the costs of upgrading and expanding the systems to improve system reliability and coverage. APP's transmitters in service increased to 758 at March 31, 1994 from 533 at March 31, 1993. Selling and advertising expense increased 14.2% ($376,000) in 1994 over 1993 on a 25.9% increase in pager sales. Selling and advertising expense increased at a slower rate than the rate of growth in pagers in service due to improved productivity of sales personnel and increased use of lower-cost distribution channels such as resellers and retail outlets. General and administrative expense increased 13.5% ($807,000) due primarily to increases in employee-related costs ($302,000), additional bad debt expense ($264,000) and additional billing costs due to an enhancement of APP's customer billing system ($124,000). Depreciation charges increased 21.6% ($551,000) in 1994 reflecting the increased investment in pagers and related equipment.

        Equipment sales revenue increased 42.9% ($1.0 million) due to APP's increased emphasis on selling pagers to customers, particularly through retail stores and resellers. Cost of equipment sold increased 34.3% ($822,000) also due to the increased focus on pager sales.

        Operating income (loss) was $570,000 in 1994 compared to ($746,000) in 1993. The improvement in operating results reflects i) rapid growth in revenues due to the growth in the customer base, offset somewhat by a continuing decline in average monthly service revenue per unit and ii) increased operating expenses due to the growth in customer units, tempered by APP's efforts to reduce costs through process improvements and economies of scale. APP's use of lower-revenue distribution channels, while reducing the rate of revenue growth, is associated with lower customer acquisition costs.

        Net income (loss)  from radio paging operations  totalled
   $12,000 in 1994 and $(892,000) in 1993.

   PARENT AND SERVICE COMPANY OPERATIONS

        Other income, net includes the gross income of TDS's computer, engineering and printing service companies and costs of corporate operations.

                                           Three Months Ended
                                                March 31,
                                        -----------------------
                                           1994            1993
                                        ---------       ---------
   (Dollars in thousands)
   Additions to Property and Equipment* $   1,729       $  3,057
   Identifiable Assets                  $ 113,586       $ 56,021

   * Does not include cash expenditures (in thousands) of $74 and $241, respectively, related to additions in prior periods.

   FINANCIAL RESOURCES AND LIQUIDITY
   ---------------------------------

        Cash flows from operating activities totalled $41.0 million in the first quarter of 1994 compared to $24.5 million in 1993. Consolidated operating cash flow (operating income plus depreciation and amortization) totalled $56.2 million in 1994 compared to $41.8 million in 1993. The 34.3% increase in operating cash flow reflects improved operating cash flow in all three of TDS's primary business units.

                                             Three Months Ended March 31,
                                        -------------------------------------
                                           1994            1993         Change
                                        -----------     ----------    ----------
   (Dollars in thousands)
   OPERATING CASH FLOW
     Telephone Operations               $  38,181       $ 33,209      $ 4,972
     Cellular Telephone Operations         13,714          6,311        7,403
     Radio Paging Operations                4,279          2,320        1,959
                                        ---------      ---------     --------
                                        $  56,174       $ 41,840      $14,334
                                        =========      =========     ========

        Cash flows from other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $15.2 million in the first quarter of 1994 compared to $17.4 million in the first quarter of 1993.

        Cash flows from financing activities totalled $56.9 million in the first quarter of 1994 compared to $56.8 million in 1993. Sales of common stock by TDS and APP and long- and short-term borrowings provided most of the Company's external financing requirements during the first quarter of 1994. Long-term debt borrowings, primarily under TDS's Medium-Term Note Program, provided most of the Company's external financing requirements during the first quarter of 1993. TDS has used short-term debt to finance its cellular telephone and radio paging operations, for acquisitions and for general corporate purposes. Proceeds from the sale of long-term debt and equity securities from time to time have retired such short-term debt.

        Cash flows from investing activities required cash of $62.7 million in the first quarter of 1994 compared to $81.4 million in 1993. Such cash flows primarily consist of additions to property, plant and equipment requiring the use of cash, and cash flows for acquisitions and for investments in cellular telephone partnerships. Cash expenditures for property, plant and equipment totalled $63.1 million in the first quarter of 1994 compared to $41.4 million in the first quarter of 1993. Cash used for acquisitions totalled $4.3 million and $35.1 million in the first quarter of 1994 and 1993, respectively.

        Additions  to  telephone  plant  and  equipment  totalled
   $13.6 million for the first quarter of 1994. Management expects that plant and equipment additions will total about $110 million in 1994, exclusive of acquisitions. This construction budget includes $45 million for new digital switches and $47 million for outside plant upgrades such as the installation of fiber optic cables. The Company plans to finance its telephone construction programs primarily using internally generated funds supplemented by long-term financing obtained under federal government programs.

        Additions to cellular telephone plant and equipment totalled $19.4 million for the first quarter of 1994. Management expects such cellular telephone expenditures during 1994 to total about $140 million for enhancements of existing majority-owned systems and for the construction of switching offices and cell sites. These additions will be financed by a combination of the Company's short-term bank financing, vendor financing and sales of USM equity and/or debt securities.

        Additions to radio paging property and equipment totalled $7.0 million for the first quarter of 1994. Management expects that such property and equipment additions will total about $25 million in 1994, primarily for the purchase of pagers. The Company's short-term bank financing along with radio paging operations' internally generated cash will finance these property additions.

        Other fixed asset additions totalled $1.7 million for the first quarter of 1994. Management expects that these additions will total about $10 million in 1994 and will be financed primarily using short-term bank notes along with internally generated cash.

        Cash flows used for acquisitions, net of cash acquired, totalled $4.3 million in the first quarter of 1994 compared to $35.1 million in 1993. During the first quarter of 1994, TDS purchased controlling interests in six cellular markets and several minority cellular interests representing a total of 822,000 population equivalents. Some of the entities acquired during 1994 were subject to acquisition agreements prior to 1994. The aggregate consideration for the acquisitions completed in 1994 was $98.7 million, consisting of $4.8 million in cash, 1.8 million TDS Common Shares ($90.5 million), cancellation of a note receivable ($1.4 million) and the obligation to deliver 42,000 TDS Common Shares ($2.0 million) in the future.

        TDS's active acquisition program may require substantial external financing during the remainder of 1994. TDS and its subsidiaries had agreements pending at March 31, 1994, to acquire controlling interests in three cellular markets and minority interests in two markets representing approximately 487,000 population equivalents and two telephone companies for an aggregate consideration of approximately $88.1 million. If all of these pending acquisitions are completed as planned, TDS and/or USM will issue approximately 1.8 million TDS Common Shares ($85.6 million) and 50,000 USM Common Shares ($984,000) and will pay approximately $1.5 million in cash. Any cellular interests acquired by TDS are expected to be assigned to USM, and at the time this occurs USM will reimburse TDS for TDS's consideration delivered and costs incurred in such acquisitions in the form of USM Common Shares, notes payable and cash. Additionally, USM has commitments to issue 1.0 million of its Common Shares to third parties in 1994 through 1996 in connection with acquisitions closed in prior years.

        In addition to the agreements discussed above, USM has an agreement to acquire a controlling interest in a cellular market representing 150,000 population equivalents. The consideration for this acquisition will be determined based on an appraisal in the future of the fair market value of the interest to be acquired.

        TDS and USM plan to continue to acquire additional cellular interests in markets that strengthen USM's position, and are currently negotiating agreements for the acquisition of additional cellular interests. TDS and APP are also currently negotiating agreements for the acquisition of additional telephone and paging companies, respectively.

        TDS is a party to a legal proceeding before the Federal Communications Commission ("FCC") involving its cellular license in a Wisconsin Rural Service Area. Pending the resolution of the issues in the Wisconsin proceeding, further FCC grants to TDS and its subsidiaries will be conditioned on the outcome of that proceeding. TDS's and USM's ability to sell or exchange properties with third parties while such proceeding is pending may be affected. See Note 14 of Notes to Consolidated Financial Statements, Legal Proceedings (La Star Application), in the Company's 1993 Annual Report to Shareholders for a discussion of the proceeding involving the Wisconsin Rural Service Area and the La Star proceeding. As disclosed in a Form 8-K dated March 30, 1994, the FCC's decision in the La Star proceeding was vacated and remanded to the FCC for further proceedings by a federal court of appeals. The Company is evaluating what impact the court's decision in the La Star matter may have on the Wisconsin proceeding.

        Liquidity. Management believes that TDS has adequate internal and external resources to finance its business development, construction and acquisition programs. TDS and its subsidiaries had cash and temporary investments totalling $108 million and longer-term investments totalling $59.5 million at March 31, 1994. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

        TDS and its subsidiaries had $120 million of bank lines of credit for general corporate purposes at March 31, 1994, all of which were committed. Unused amounts of such lines totalled $97.7 million, all of which were committed. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

        TDS and USM also have access to debt and equity capital markets, including shelf registration statements to issue common stock and preferred stock for acquisitions. TDS's
   shelf   registration   statement   for   Common   Shares   for
   acquisitions had 4.7 million unissued shares at March 31, 1994, including 726,000 shares reserved under definitive agreements. TDS has a universal shelf registration statement which may be used from time to time to issue debt securities and/or Common Shares for cash. At March 31, 1994, $277.6 million remained unused on the universal shelf. Of this unused amount, $150 million has been allocated to TDS's Series C Medium-Term Note Program. The remaining $127.6 million may be used for either debt or equity security issuances. In February 1994, APP issued 3.5 million Common Shares in an initial public offering at a price of $14.00 per share. The $45.6 million proceeds (after underwriting discount) were used to reduce TDS's short-term debt and for general Corporate purposes.

        Management believes that TDS's internal cash flow and funds available from cash and cash investments provide substantial financial flexibility. TDS also has substantial lines of credit and longer-term financing commitments to meet its short- and longer-term financing needs. Moreover, TDS, USM and APP have access to public and private capital markets and anticipate issuing debt and equity securities when capital requirements (including acquisitions), financial market conditions and other factors warrant.

          TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
        ----------------------------------------------------
                  CONSOLIDATED STATEMENTS OF INCOME
                  --------------------------------
                              Unaudited
                              ---------

                                                 Three Months Ended
                                                      March 31,
                                             ------------------------
                                                1994           1993
                                             ----------     --------
                                               (Dollars in thousands,
                                              except per share amounts)
   OPERATING REVENUES
        Telephone                            $   71,060     $ 61,957
        Cellular telephone                       66,233       41,468
        Radio paging                             21,509       16,975
                                             ----------   ----------
                                                158,802      120,400
                                             ----------   ----------
   OPERATING EXPENSES
        Telephone                                48,322       42,455
        Cellular telephone                       67,237       44,848
        Radio paging                             20,939       17,721
                                             ----------   ----------
                                                136,498      105,024
                                             ----------   ----------
   OPERATING INCOME                              22,304       15,376
                                             ----------   ----------
   INVESTMENT AND OTHER INCOME
        Interest and dividend income              2,048        1,778
        Minority share of (income) loss          (1,197)         755
        Cellular investment income, net of
          license cost amortization               3,583        2,452
        Other income, net                           769          184
                                             ----------   ----------
                                                  5,203        5,169
                                             ----------   ----------
   INCOME BEFORE INTEREST AND INCOME TAXES       27,507       20,545
        Interest expense                          9,249        8,386
                                             ----------   ----------
   INCOME BEFORE INCOME TAXES                    18,258       12,159
        Income tax expense                        8,034        5,356
                                             ----------   ----------
   NET INCOME BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                            10,224        6,803
        Cumulative effect of accounting
          change (Note 2)                          (723)          --
                                             ----------   ----------
   NET INCOME                                     9,501        6,803
        Preferred Dividend Requirement             (564)        (596)
                                             ----------   ----------
   NET INCOME AVAILABLE TO COMMON            $    8,937     $  6,207
                                             ==========   ==========

   WEIGHTED AVERAGE COMMON SHARES (000s)         52,555       44,261
   EARNINGS PER COMMON SHARE:
        Before cumulative effect of
          accounting change                  $      .18     $    .14
        Cumulative effect of accounting
          change (Note 2)                          (.01)          --
                                             ----------   ----------
        Net Income                           $      .17     $    .14
                                             ==========   ==========
   DIVIDENDS PER COMMON AND
        SERIES A COMMON SHARE                $      .09     $    .085
                                             ==========   ==========

   The accompanying notes to financial statements are an integral part of these statements.

          TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
         --------------------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               --------------------------------------
                              Unaudited
                            ------------

                                                         Three Months Ended
                                                              March 31,
                                                     ------------------------
                                                        1994          1993
                                                     ----------    --------
                                                     (Dollars in thousands)
   CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                     $   9,501     $ 6,803
      Add (Deduct) adjustments to reconcile net income
        to net cash provided by operating activities
          Cumulative effect of accounting changes          723          --
          Depreciation and amortization                 36,606      28,785
          Deferred taxes                                10,218       1,289
          Investment income                             (5,021)     (3,761)
          Minority share of income (losses)              1,197        (755)
          Other noncash expense                          1,106       1,229
          Change in accounts receivable                 (5,265)     (3,261)
          Change in accounts payable                      (774)     (3,786)
          Change in accrued taxes                       (4,775)      2,911
          Change in other assets and liabilities        (2,539)     (4,987)
                                                    ----------   ---------
                                                        40,977      24,467
                                                    ----------   ---------
   CASH FLOWS FROM FINANCING ACTIVITIES
      Long-term debt borrowings                          6,397      69,910
      Repayments of long-term debt                     (10,274)    (13,015)
      Change in notes payable                           16,041       3,007
      Common stock issued                                5,532         340
      Minority partner capital (distributions)
        contributions                                     (658)        732
      Redemption of preferred stock                       (268)       (104)
      Dividends paid                                    (5,095)     (4,184)
      Sale of stock by a subsidiary                     45,241          80
                                                    ----------   ---------
                                                        56,916      56,766
                                                    ----------   ---------
   CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property, plant and equipment       (63,117)    (41,352)
      Investments in and advances to cellular
        minority partnerships                           (3,979)     (5,711)
      Distributions from partnerships                    5,098       4,562
      Other investments                                  2,043      (3,398)
      Acquisitions, excluding cash acquired             (4,280)    (35,135)
      Change in temporary investments                    1,523        (336)
                                                    ----------   ---------
                                                       (62,712)    (81,370)
                                                    ----------   ---------
   NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                   35,181        (137)
   CASH AND CASH EQUIVALENTS -
      Beginning of period                               55,666      40,810
                                                    ----------   ---------
      End of period                                  $  90,847     $40,673
                                                    ==========   =========

   The accompanying notes to financial statements are an integral part of these statements.

          TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
         --------------------------------------------------

                     CONSOLIDATED BALANCE SHEETS
                     ---------------------------

                               ASSETS
                               ------


                                                 (Unaudited)
                                              March 31, 1994  December 31, 1993
                                              --------------  -----------------
                                                     (Dollars in thousands)
   CURRENT ASSETS
      Cash and cash equivalents                  $     90,847    $    55,666
      Temporary investments                            16,642         17,719
      Accounts receivable from customers and others    86,215         80,796
      Materials and supplies, at average cost,
        and other current assets                       27,104         25,375
                                                 ------------  -------------
                                                      220,808        179,556
                                                 ------------  -------------


   INVESTMENTS
      Cellular limited partnership interests          100,468        101,210
      Cellular license acquisition costs, net         140,777         92,277
      Marketable equity securities                     19,135         19,368
      Other                                           109,040        115,532
                                                 ------------  -------------
                                                      369,420        328,387
                                                 ------------  -------------


   PROPERTY, PLANT AND EQUIPMENT
      Telephone plant and franchise costs, net        636,271        638,848
      Cellular telephone plant and
        license costs, net                          1,069,920      1,014,103
      Radio paging, net                                54,870         52,945
      Other, net                                       32,445         32,402
                                                 ------------  -------------
                                                    1,793,506      1,738,298
                                                 ------------  -------------


   OTHER ASSETS AND DEFERRED CHARGES                   16,852         12,941
                                                 ------------  -------------

                                                 $  2,400,586    $ 2,259,182
                                                 ============  =============

           The accompanying notes to financial statements are an integral part of these statements.

          TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
          -------------------------------------------------

                     CONSOLIDATED BALANCE SHEETS
                    ----------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY
               --------------------------------------

                                                 (Unaudited)
                                               March 31, 1994  December 31, 1993
                                               --------------  -----------------
                                                     (Dollars in thousands)
   CURRENT LIABILITIES
      Current portion of long-term debt
        and preferred shares                     $     34,752    $    24,859
      Notes payable                                    22,350          6,309
      Accounts payable                                 60,704         82,878
      Advance billings and customer deposits           18,318         17,273
      Accrued interest                                  4,303          8,968
      Accrued taxes                                     3,240          7,995
      Other current liabilities                        16,730         15,249
                                                 ------------  -------------
                                                      160,397        163,531
                                                 ------------  -------------


   DEFERRED LIABILITIES AND CREDITS                    93,074         90,979
                                                 ------------  -------------

   LONG-TERM DEBT, excluding current portion          510,868        514,442
                                                 ------------  -------------

   REDEEMABLE PREFERRED SHARES, excluding
      current portion                                  15,058         25,632
                                                 ------------  -------------

   MINORITY INTEREST in subsidiaries                  243,934        223,480
                                                 ------------  -------------

   NONREDEEMABLE PREFERRED SHARES                      16,652         16,833
                                                 ------------  -------------


   COMMON STOCKHOLDERS' EQUITY
      Common Shares, par value $1 per share            45,761         43,504
      Series A Common Shares, par value $1 per share    6,884          6,881
      Common Shares issuable (41,908 and 304,328
        shares, respectively)                           1,995         15,189
      Capital in excess of par value                1,212,207      1,069,022
      Retained earnings                                93,756         89,689
                                                 ------------  -------------
                                                    1,360,603      1,224,285
                                                 ------------  -------------

                                                 $  2,400,586    $ 2,259,182
                                                =============  =============

           The accompanying notes to financial statements are an integral part of these statements.

          TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

        The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993. The results of operations for the three months ended March 31, 1994 and 1993, are not necessarily indicative of the results to be expected for the full year. Certain 1993 cellular operating revenues and expenses have been reclassified to conform to current year presentation.

   2. The Company implemented SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in one of three categories: a) held-to-maturity securities, reported at amortized cost; b) trading securities, reported at fair value; and c) available-for-sale securities, reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

        Information   regarding   the  Company's   securities  is
        summarized below.

                                 Aggregate Gross Unrealized  Gross Unrealized  Amortized
                                 Fair Value  Holding Gains    Holding Losses Cost Basis
                                --------------------------------------------------------
                                                      (dollars in thousands)
       Available-for-sale
         Equity securities        $19,135         $  441      $   2,578      $ 21,272
       Held-to-maturity--
         U.S. Treasury and other
         U.S. government corporations
          and agencies
           Current                  8,079             48            ---         8,031
           Non-current            $57,639         $  ---      $   1,319      $ 58,958

          TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The Company's debt securities classified as held-to-maturity have contractual maturities as follows:
                                               Aggregate   Amortized
                                               Fair Value  Cost Basis
                                               --------    ----------
           Within one year                       $ 8,079     $ 8,031
           Over one year through five years       52,893      53,942
           Over five years through 10 years      $ 4,746     $ 5,016


        The Company's net unrealized holding loss on available-for-sale securities, $1.5 million in the first quarter of 1994, has been included as a reduction of Common Stockholders' Equity. No sales of these securities have occurred during the quarter. No sales of or transfers from securities classified as held-to-maturity have occurred during the quarter.

   3. Earnings per Common Share were computed by dividing Net Income Available to Common by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common stock equivalents at March 31, 1994, consist of dilutive Common Share options.

   4. Assuming that acquisitions accounted for as purchases during the period January 1, 1993, to March 31, 1994, had taken place on January 1, 1993, pro forma results of operations from continuing operations would have been, for the three months ended March 31, 1994: operating revenues $159.0 million, net income $9.4 million and primary earnings per common share $.17 and would have been, for the three months ended March 31, 1993: operating revenues $130.1 million, net income $3.7 million and primary earnings per common share $.06.

          TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   5.   Supplemental Cash Flow Information
        Cash and cash equivalents includes cash and those short-term, highly liquid investments with original maturities of three months or less. Those investments with original maturities of greater than three months to twelve months are classified as temporary investments.

        TDS acquired certain cellular licenses and operating companies in 1994 and 1993. TDS also acquired two telephone companies during the first quarter of 1993. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed, and Common Shares and Preferred Shares issued.

                                              Three Months Ended
                                                   March 31,
                                           ----------------------
                                              1994       1993
                                           ---------    -------
                                           (Dollars in thousands)

     Property, plant and equipment         $  3,782     $51,530
     Cellular licenses                       98,061     164,953
     Increase (decrease) in equity method
       investment in cellular interests      (4,154)      5,107
     Long-term debt                              --     (21,907)
     Deferred credits                           (18)     (3,339)
     Other assets and liabilities,
       excluding cash and cash equivalents   (1,337)      4,521
     Minority interest                          711     (12,174)
     Common Shares issued and issuable      (92,765)   (147,560)
     Preferred Shares issued                     --      (3,000)
     USM Stock issued and issuable               --      (2,996)
                                         ----------   ---------
     Decrease in cash due to acquisitions  $  4,280     $35,135
                                         ==========   =========

     The following table summarizes interest and income taxes paid, and other non-cash transactions.

                                              Three Months Ended
                                                   March 31,
                                           ----------------------
                                              1994       1993
                                           ---------      -------
                                           (Dollars in thousands)
     Interest paid                         $ 13,874     $ 10,448
     Income taxes paid                        4,144        1,526
     Common Shares issued by TDS for
       conversion of TDS and Subsidiary
       Preferred Stock                     $    181     $    364

                    PART II.   OTHER INFORMATION
                   ------------------------------


   Item 1.  Legal Proceedings
   ---------------------------

      Townes Telecommunications, Inc., et. al. v. TDS et. al. On May 6, 1994, TDS and USM announced that a Hendersen, Texas jury rejected all claims made against TDS and USM in connection with this litigation. A copy of the new release is attached as an exhibit hereto and incorporated herein by reference.

   Item 6.  Exhibits and Reports on Form 8-K.
   ------------------------------------------

      (a)  Exhibit 11 - Computation of earnings per common share.

      (b)  Exhibit  12  -  Statement  regarding   computation  of
           ratios.

      (c)  Exhibit  99.1 -  Unaudited Consolidated  Statements of
           Income for the Twelve Months Ended March 31,  1994 and
           1993.

           Exhibit 99.2 - Pro Forma Financial Information.

           Exhibit  99.3 - News release  regarding the successful
           outcome   of   the    legal   proceeding   -    Townes
           Telecommunications, Inc. et. al. v. TDS et. al.

      (d)  Reports  on Form  8-K filed  during the  quarter ended
           March 31, 1994:

           TDS filed a Report on Form 8-K dated January 19, 1994, which describes certain pending acquisitions. The Report filed the financial statements of two companies which were pending acquisitions. The Report filed unaudited consolidated pro forma financial statements reflecting the effects of the pending acquisitions.

           TDS filed a Report on Form 8-K dated February 7, 1994, which included a press release announcing that a hearing had been ordered by the Federal Communications Commission ("FCC") to determine whether USM had misrepresented facts to, lacked candor in its dealings with or attempted to mislead the FCC in a proceeding involving the application of LaStar Cellular Telephone Company for a certain initial cellular license. The hearing will also determine whether TDS possesses the requisite character qualifications to retain its cellular license in another market.

           TDS filed a Report on Form 8-K dated March 30, 1994, which included a press release announcing that the U.S. Court of Appeals for the District of Columbia Circuit vacated an FCC decision holding that USM had been in control of LaStar Cellular Telephone Company. The Court remanded the matter to the FCC for further proceedings.

           No other reports on Form 8-K were filed during the quarter ended March 31, 1994.

                             SIGNATURES
                             -----------



      Pursuant  to the  requirements of  the Securities  Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  TELEPHONE AND DATA SYSTEMS, INC.
                  ---------------------------------
                            (Registrant)





   Date      May 12, 1994                 /s/ MURRAY L.  SWANSON
         ----------------             ----------------------------
                                      Murray L. Swanson,
                                      Executive  Vice  President- Finance



   Date      May 12, 1994                 /s/ GREGORY J. WILKINSON
        -----------------             -----------------------------
                                      Gregory J. Wilkinson,
                                      Vice President and Controller
                                      (Principal Accounting Officer)