Form 10-Q
period 1994-06-30
TELEPHONE & DATA SYSTEMS INC
filed 1994-08-12
CIK 96966

----------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                    --------------
                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                     June 30, 1994
                                   -------------------------------------------
                                          OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from  __________________   to   ___________________

                            Commission File Number 1-8251

   ----------------------------------------------------------------------------

                           TELEPHONE AND DATA SYSTEMS, INC.

   -----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             Iowa                                  36-2669023
- - -------------------------------     --------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)


                  30 North LaSalle Street, Chicago, Illinois  60602
          -----------------------------------------------------------------
                 (Address of principal executive offices)  (Zip Code)

          Registrant's telephone number, including area code: (312) 630-1900

                                 Not Applicable
            -------------------------------------------------------------
             (Former address of principal executive offices)  (Zip Code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X       No
                                    ----        ----
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
               Class                    Outstanding at July 29, 1994
    ------------------------------   ----------------------------------
     Common Shares, $1 par value             46,342,814 Shares
 Series A Common Shares, $1 par value         6,885,573 Shares

   -----------------------------------------------------------------------------
                   THIS CONFORMING PAPER FORMAT IS BEING SUBMITTED
                      PURSUANT TO RULE 901(d) OF REGULATION S-T.

                  TELEPHONE AND DATA SYSTEMS, INC.
               --------------------------------------

                   2ND QUARTER REPORT ON FORM 10-Q
                  ---------------------------------


                                INDEX
                               -------



                                                         Page No.
                                                        ---------

   Part I. Financial Information

             Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                    2-19

             Consolidated Statements of Income -
              Three Months and Six Months Ended
                June 30, 1994 and 1993                       20

             Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1994 and 1993        21

             Consolidated Balance Sheets -
              June 30, 1994 and December 31, 1993         22-23

             Notes to Consolidated Financial Statements   24-26


   Part II.  Other Information                            27-28


   Signatures                                                29

                   PART I.  FINANCIAL INFORMATION
                 -----------------------------------
          TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
         ---------------------------------------------------
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
   --------------------------------------------------------------
                       AND FINANCIAL CONDITION
                      ------------------------

   RESULTS OF OPERATIONS
   ---------------------

   Six Months Ended 6/30/94 Compared to Six Months Ended 6/30/93

   CONSOLIDATED

     Telephone and Data Systems, Inc.'s ("TDS" or the "Company") consolidated results of operations for the first half of 1994 reflect i) rapid growth in cellular and paging customer units which resulted in substantial increases in revenues, ii) steady growth in telephone access lines and revenues, iii) improvements in cellular and paging economies of scale and cost-containment measures in all three business units which resulted in improved cash flow, operating results, and cash and operating margins, iv) increases in interest and income tax expense and v) an increase in weighted average shares outstanding due to the Company's continuing acquisition program and sales of Common Shares. Operating revenues grew 29.0% to $332.4 million in the first half of 1994 over 1993, operating cash flow increased 32.7% to $120.3 million and operating income rose 41.9% to $51.3 million. Net income before the cumulative effect of an accounting change rose 55.6% to $24.5 million in the first half of 1994 over 1993. Earnings per share before the cumulative effect of an accounting change, reflecting the significantly improved operating results offset somewhat by a 16.3% increase in weighted average common shares, grew 37.5% to $.44 in 1994 from $.32 in 1993. Net income and earnings per share in 1994 were reduced by $723,000 and $.01, respectively, due to TDS's adoption of a new accounting standard for postemployment benefits.

     TDS Telecommunications Corporation ("TDS Telecom") has acquired two telephone companies since June 30, 1993. These acquisitions added 2,500 access lines while internal growth added 17,200 lines. TDS Telecom provides service to customers in 29 states. United States Cellular Corporation (AMEX symbol "USM"), TDS's 81.4%-owned subsidiary, has added 16 markets to consolidated operations since June 30, 1993, through acquisitions and the initiation of cellular operations. USM currently provides cellular service through systems serving 123 majority-owned and managed markets. American Paging, Inc. (AMEX symbol "APP"), TDS's 82.5%-owned subsidiary, has added approximately 136,300 pagers since June 30, 1993. APP provides service to its customers through 38 sales and service operating centers.

     Operating revenues grew 29.0% ($74.7 million) in 1994 primarily as a result of the growth in customers served. Cellular telephone revenues increased as a result of the 75.0% customer growth in majority-owned markets, which resulted in increased local retail and access revenue, and increased roaming revenues, offset somewhat by a 5.7% decline in average monthly service revenue per unit. Radio paging revenues increased primarily as a result of the 34.2% growth in the number of pagers in service offset somewhat by a 12.1% decline in average monthly service revenue per unit. Telephone revenues increased primarily due to acquisitions, recovery of increased costs of providing long-distance services and internal access line growth.

     Operating expenses rose 26.9% ($59.5 million) in 1994 as a result of the continued rapid growth in USM's cellular telephone operations and the steady growth in TDS Telecom's and APP's operations. Operating expenses increased in all three business units, but at a slower rate than revenues due to increasing economies of scale in the cellular and paging units and cost- containment measures in all three businesses.

     Operating  income increased  41.9% to  $51.3 million  in the
   first half of  1994 from $36.2 million in 1993.   The increase
   in operating income reflects improved operating results in all three business units, as shown in the following table.

                                                   Six Months Ended June 30,
                                             -----------------------------------
                                                 1994       1993       Change
                                             ----------  ---------  ------------
   (Dollars in thousands)
   CONSOLIDATED OPERATING INCOME
     Telephone Operations                    $  45,572   $ 40,742   $   4,830
     Cellular Telephone Operations               4,519     (2,820)      7,339
     Radio Paging Operations                     1,218     (1,771)      2,989
                                             ---------   --------  ----------
                                             $  51,309   $ 36,151   $  15,158
                                             =========   ========  ==========

   Operating Margins:
     Telephone                                    32.2%      31.3%
     Cellular Telephone*                           3.2%     (3.2)%
     Radio Paging*                                 3.3%     (5.9)%

   * Computed on Service Revenues

       Investment and other income increased 10.9% ($1.1 million) in 1994. Cellular investment income, net increased $4.8 million to $10.9 million, reflecting improvement in USM's equity-method markets managed by others. Minority share of income increased $3.6 million in the first half of 1994 over 1993, as shown in the following table. Other income, net for 1994 includes a charge of $614,000 for USM's sale of obsolete equipment. Other income, net reflects a $1.1 million pretax charge in 1993 as American Paging elected to cease national retailer distribution of pagers through its wholly owned subsidiary, American Paging Network ("APN"). In addition, 1993's other income, net includes income of $580,000 related to USM's sale of the customer base in its reseller operation and income of $675,000 related to USM's settlement of a lawsuit.

       Minority share of income includes (a) the minority shareholders' share of USM's net income or loss, (b) the minority partners' share of income or loss of the cellular markets majority-owned by USM and (c) the minority shareholders' share of income of a telephone company majority-owned by TDS. USM reported net income in 1994 and a net loss in 1993, resulting in a $3.0 million increase in minority share of income.

   MINORITY SHARE OF INCOME
                                                   Six Months Ended June 30,
                                             -----------------------------------
                                                 1994       1993       Change
                                             ----------  ---------  ------------

   (Dollars in thousands)
     United States Cellular
         Minority Shareholders' Share        $    (743)  $  2,237   $  (2,980)
         Minority Partners' Share               (2,314)    (1,987)       (327)
                                             ---------   --------  ----------
                                                (3,057)       250      (3,307)
     TDS Telecom                                  (828)      (528)       (300)
                                             ---------   --------  ----------
                                             $  (3,885)  $   (278)  $  (3,607)
                                             =========   ========  ==========

       Interest expense increased 3.4% ($610,000) in 1994. The increase was primarily due to an increase in long-term interest expense. Since June 30, 1993, TDS has issued $14.5 million under its Medium-Term Note Program which was used to retire higher-cost long- and short-term notes. The Company's average balance of short-term notes payable decreased to $23.4 million in 1994 from $39.0 million in 1993, resulting in a decrease in short-term interest expense in the first half of 1994 compared with the first half of 1993.

       Income tax expense increased 55.4% ($6.9 million) in 1994 compared with 1993 as pretax income increased. The effective income tax rate was 44.0% in the first half of 1994 and 1993. State income taxes increased 9.1% ($251,000) in 1994, due primarily to the increase in pretax income.

       Net income before the cumulative effect of a change in accounting principle improved to $24.5 million in 1994 from $15.8 million in 1993. Earnings per common share before the cumulative effect of a change in accounting principle were $.44 in 1994 and $.32 in 1993. The weighted average number of common shares outstanding increased 16.3% since June 30, 1993. The increase is primarily due to the issuance of 3.7 million Common Shares in connection with acquisitions and 1.4 million Common Shares for cash since June 30, 1993.

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

   TELEPHONE OPERATIONS
                                           Six Months Ended June 30,
                            -------------------------------------------------
                                                           Change       Change
                                                           Due To     Excluding
                             1994       1993    Change Acquisitions Acquisitions
                            --------   --------  ------   --------   ---------
   (Dollars in thousands,
    except per access line amounts)
   Operating Revenues
      Local Service         $ 39,498   $ 34,948  $4,550 $      733    $  3,817
      Network Access and
         Long-Distance        82,300     77,993   4,307      2,477       1,830
      Miscellaneous           19,550     17,265   2,285        591       1,694
                            --------    -------  ------   --------    --------
                             141,348    130,206  11,142      3,801       7,341
                            --------    -------  ------   --------    --------
   Operating Expenses
      Plant Operations        21,700     19,556   2,144        719       1,425
      Depreciation            29,296     26,324   2,972        621       2,351
      Amortization             1,799      1,712      87        159         (72)
      Customer Operations     20,284     19,032   1,252        530         722
      Corporate and Other     22,697     22,840    (143)       740        (883)
                            --------    -------  ------   --------    --------
                              95,776     89,464   6,312      2,769       3,543
                            --------    -------  ------   --------    --------
   Operating Income         $ 45,572   $ 40,742  $4,830 $    1,032    $  3,798
                            ========    =======  ======  =========   =========

   Telephone Revenues as a
      Percent of Total
      Revenues                 42.5%      50.5%
   Additions to Property,
      Plant and Equipment*  $ 33,797   $ 28,238
   Identifiable Assets      $835,421   $788,556

   Companies                      93         92
   Access Lines              364,300    344,600
   Growth in access lines
     in past 12 months:
      Acquisitions             2,500     19,300
      Internal growth         17,200     12,700
   Average monthly revenue
   per access line          $     65   $     65

   * Does not include cash expenditures (in thousands) of $6,273 and $5,685, respectively, which relate to additions in prior periods.

       Operating revenues from telephone operations increased 8.6% ($11.1 million) in the first half of 1994 compared to 1993. The increase in revenues was primarily due to internal access line growth, recovery of increased costs of providing long-distance services and the effects of acquisitions. Acquisitions increased telephone revenues 2.9% ($3.8 million) in 1994. TDS has acquired two telephone companies serving 2,500 access lines since June 30, 1993. Telephone results of operations include the results of these acquired companies since the respective dates of acquisition.

       Local service revenues increased 13.0% ($4.6 million) in 1994 with acquisitions increasing such revenues 2.1% ($733,000). Internal access line growth and sales of custom-calling and other features increased revenues 6.3% ($2.2 million). Certain extended area service ("EAS") and extended community calling ("ECC") revenues previously reported as network access revenues and changes in settlement plans increased local service revenues 3.7% ($1.3 million).

       Network access and long-distance revenues increased 5.5% ($4.3 million) in 1994 with acquisitions increasing such revenues 3.2% ($2.5 million). Increased usage of the network generated 3.5% ($2.7 million) of additional network access and long-distance revenue. These revenues increased 3.1% ($2.4 million) due to recovery of increased costs of providing access to long-distance carriers. Out-of-period adjustments to revenues earned based on expense and investment in the network reduced these revenues 1.7% ($1.3 million) in 1994. These revenues also decreased 2.4% ($1.9 million) in 1994 due to changes in settlement plans and because certain EAS and ECC revenues are now reported as local service revenues.

       Miscellaneous revenues increased 13.2% ($2.3 million) in 1994 with acquisitions increasing such revenues 3.4% ($591,000). Higher sales and leases of customer premise equipment increased miscellaneous revenues 4.4% ($765,000), changes in settlement plans increased these revenues 3.3% ($577,000), and call plan programming services provided to other carriers increased these revenues 1.5% ($252,000).

       Operating expenses increased  7.1% ($6.3 million) in 1994.
   Acquisitions increased operating expenses 3.1% ($2.8 million), while a health and life insurance premium refund reduced operating expenses 1.2% ($1.0 million).

       Plant operations expenses increased 11.0% ($2.1 million) with acquisitions increasing these expenses 3.7% ($719,000). The remainder of the increase was primarily due to salary and work force changes along with the effects of general inflation. Depreciation expense increased 11.3% ($3.0 million) with acquisitions increasing such expenses 2.4% ($621,000). The remaining increase was due primarily to increases in plant facilities. Customer operations expenses increased 6.6% ($1.3 million) with acquisitions increasing such expenses 2.8% ($530,000). The remaining increase was primarily due to increases in salary and workforce changes, customer billing and programming costs and increased marketing activities. Corporate and other expenses decreased .6% ($143,000). Increases due to acquisitions, 3.2% ($740,000), were more than offset by decreases due to out-of-period adjustments.

       Operating income from telephone operations increased 11.9% ($4.8 million) in 1994, with acquisitions increasing such income 2.5% ($1.0 million). The telephone operating margin was 32.2% in 1994 compared to 31.3% in 1993. The increase in operating income reflects additional 1994 revenues from recovery of increased costs of providing long-distance services and from growth in access lines and minutes of use. These increases in revenues were offset somewhat by increased costs for plant operations and customer billing and by increased depreciation. TDS Telecom's increased operating margin for the first half of 1994 may not be sustainable for the remainder of the year. Increased construction expenditures and seasonality effects are expected to reduce the operating margin to levels near 30%.

   CELLULAR TELEPHONE OPERATIONS
                                                  Six Months Ended June 30,
                                            -----------------------------------
                                               1994        1993         Change
                                            ----------  ----------   -----------
   (Dollars in thousands,
     except per unit amounts)
   Operating Revenues
     Service*                               $  140,426  $    87,050  $   53,376
     Equipment Sales                             6,464        4,970       1,494
                                             ---------     --------  ----------
                                               146,890       92,020      54,870
                                             ---------     --------  ----------

   Operating Expenses
     System Operations*                         21,804       15,536       6,268
     Marketing and Selling                      30,031       17,634      12,397
     Cost of Equipment Sold                     17,021        8,381       8,640
     General and Administrative                 43,206       33,010      10,196
     Depreciation                               18,142       11,518       6,624
     Amortization                               12,167        8,761       3,406
                                             ---------     --------  ----------
                                               142,371       94,840      47,531
                                             ---------     --------  ----------
   Operating Income (Loss)                  $    4,519  $    (2,820)     $7,339
                                              ========     ========    ========

   Cellular Telephone Revenues as a
     Percent of Total Revenues                    44.2%        35.7%
   Additions to Property, Plant and
     Equipment**                            $   59,777  $    30,500
   Identifiable Assets                      $1,460,030  $ 1,128,163
   Majority-Owned, Managed and Consolidated
     Markets:
     Population equivalents (000s)              18,861       17,004
     Total population (000s)                    20,344       17,553
     Customers                                 331,000      189,100
     Market penetration                           1.63%        1.08%
     Markets in operation                          123          107
     Cell sites in service                         610          393
     Average monthly service revenue
         per unit*                          $       79  $        84
     Churn rate per month                          2.2%         2.0%
     Marketing cost per net customer
         addition                           $      665  $       692


   * Amounts for 1993 have been reclassified to conform to current year presentation.
   ** Does not include cash expenditures (in thousands) of $9,674 and $5,026, respectively, which relate to additions in prior periods.

       USM owns, operates and invests in cellular markets. USM owns or has the right to acquire interests, both majority and minority, in 208 cellular telephone markets at June 30, 1994, representing 24,330,000 population equivalents. USM managed the operations in 141 markets at June 30, 1994, and expects to manage the operations of five other markets in the future. The remaining interests in 62 markets are managed by others. USM's consolidated results of operations include 100% of the revenues and expenses of the systems serving its majority-owned and managed markets. The results of operations of 123 markets are included in 1994 consolidated results compared to 107 markets in 1993.

       Operating revenues increased 59.6% ($54.9 million) in 1994. The revenue increase is primarily the result of 75.0% customer growth in the systems serving its majority-owned and managed markets, growth in roamer revenues and acquisitions. Acquisitions and start-ups increased revenues 11.5% ($10.6 million). USM changed its financial reporting presentation for outbound, or pass-through, roamer revenue during the first quarter of 1994. Pass-through roamer revenue is now treated as an offset to the expense charged by other cellular carriers to the Company's markets for this roaming service, and the net amount is included in system operations expense. Service revenues and system operations expense for 1993 have been reclassified for the effect of this change in presentation, which allows for more comparability of USM's revenues and margins to other companies in the cellular industry. While the number of customers and amount of revenues earned continued to grow, average revenue per customer and monthly local minutes of use per customer declined. Average monthly service revenues per customer declined to $79 in 1994 from $84 in 1993. Monthly local minutes of use averaged 96 in the first half of 1994 compared to 104 in the same period in 1993. The decline in average local minutes of use follows an industry-wide trend and is believed to be related to the tendency of the early subscribers in a market to be the heaviest users. It also reflects USM's and the cellular industry's continued penetration of the consumer market, which tends to include more lower-usage customers. Management anticipates that average local minutes of use and average monthly revenue per customer will continue to decline as USM adds more customers.

       Service revenues from local customers' usage of USM's systems increased 63.5% ($32.9 million) in 1994. Growth in the number of customers in USM's consolidated markets was the primary reason for the increase in local revenue, offset somewhat by the decrease in average monthly local minutes of use. The decrease in average minutes of use resulted in a decrease in average monthly retail revenue per customer, to $48 in 1994 from $50 in 1993. Inbound roamer revenues, earned when customers of other systems use USM's cellular systems, increased 54.6% ($15.8 million). The increase is attributable to an increase in the number of customers from other systems using USM's systems as well as an increased number of USM-managed systems and cell sites within those systems. Monthly roamer revenue per customer averaged $25 in 1994 and $28 in 1993. Long-distance revenues increased 90.5% ($4.6 million) as the volume of long-distance calls billed by USM increased.

       Equipment sales revenue reflects the sale of 63,200 and 24,300 cellular telephone units in 1994 and 1993, respectively, plus installation and accessories revenue. The average revenue per telephone unit sold was $102 in 1994 compared to $204 in 1993. The average revenue decline partially reflects USM's decision to reduce sales prices on cellular telephones to stimulate customer growth as well as reduced manufacturers' prices. Also, during the first half of 1994, USM used promotions which were based on increased equipment discounting. The success of these promotions led to both an increase in units sold and a decrease in average equipment sales revenue per unit.

       Operating expenses increased 50.1% ($47.5 million) in 1994. The increase in expenses was primarily the result of increased customer activations, acquisitions and increased depreciation and amortization expense related to increases in fixed assets and license costs. Acquisitions and start-ups increased operating expenses 15.6% ($14.8 million) in 1994.

       System operations expenses increased 40.3% ($6.3 million) in 1994 as a result of increases in customer usage expenses and other costs associated with operating USM's increased number of cellular systems and the growing number of cell sites within those systems. Customer usage expenses represent charges from other telecommunications service providers for local interconnection to the landline network, toll charges and roamer expenses from USM's customers' use of systems other than their local systems, offset somewhat by increased pass-through roamer revenue. Customer usage expenses grew 17.3%
   ($1.5 million) in 1994. Maintenance, utility and cell site expenses grew 67.5% ($4.8 million) in 1994, reflecting growth in the number of cells to 610 in 1994 from 393 in 1993 and in the number of switches in service, and the effects of acquisitions and start-ups.

       Marketing and selling expenses increased 70.3% ($12.4 million) in 1994, due primarily to the increased number of gross customer activations in 1994 and the effects of acquisitions and start-ups. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices, agent commissions, promotional expenses, local advertising and public relations expenses. Management expects that marketing and selling costs will continue to increase as additional customers are added to USM's systems.

       Cost of equipment sold reflects the increased unit sales related to the increase in gross customer activations and the first half of 1994 promotional sales discussed above, offset somewhat by falling manufacturers' prices per unit. The average cost of a telephone unit sold was $269 in 1994 compared to $345 in 1993.

       General and administrative expenses increased 30.9% ($10.2 million) in 1994. These expenses include the costs of operating USM's local business offices and its corporate expenses. The increase results from the increase in the number of consolidated markets due to acquisitions as well as the growth in the customer base in existing systems. General and administrative expenses increased approximately $1.6 million in 1994 due to legal expenses incurred to successfully defend the Company against claims totalling more than $200 million. A health and life insurance premium refund decreased general and administrative expenses by $730,000 in 1994. USM is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses.

       Depreciation expense increased 57.5% ($6.6 million) in 1994, reflecting a 55.4% increase in average fixed assets since June 30, 1993. Amortization expense, primarily amortization of license costs, increased 38.9% ($3.4 million) in 1994. This additional amortization reflects the 41.5% ($291 million) increase in license costs for consolidated operational markets since June 30, 1993.

       Operating income was $4.5 million in 1994 compared to an operating loss of $2.8 million in 1993. Operating margin on service revenues improved to 3.2% in 1994 from (3.2%) in 1993. The improvement in operating results was primarily due to improved results in the more established markets and increased revenues from growth in the customer base, offset somewhat by costs associated with the growth of USM's operations and increased losses on equipment sales. At least 12 additional markets are expected to be added to consolidated operations during the remainder of 1994. The addition of these markets is expected to increase expenses as USM adds to its technical and administrative staffs to build and serve the systems. Additionally, management believes there exists a seasonality in both service revenues and operating expenses, especially marketing expenses. As a result, decreased operating income, or operating loss, could be generated over the next several quarters.

       Cellular investment income includes USM's and TDS's share of the net incomes or losses of cellular markets in which they have a minority interest and for which they follow the equity method of accounting, net of amortization of license cost related to those minority interests.

   CELLULAR INVESTMENT INCOME
       Net of License Cost Amortization
                                                   Six Months Ended June 30,
                                             -----------------------------------
                                                 1994       1993       Change
                                             ----------  ---------  ------------

   (Dollars in thousands)
         Cellular Systems Managed by USM     $     380   $   (293)  $     673
         Cellular Systems Managed by Others     10,504      6,425       4,079
                                             ---------   --------  ----------
                                             $  10,884   $  6,132   $   4,752
                                             =========   ========  ==========

       Net income from cellular telephone operations was $3.6 million in 1994 compared to a net loss of $11.2 million in 1993. Such net income or loss excludes the USM minority shareholders' share of such income or loss. Net income or loss from cellular telephone operations does not include income taxes from inclusion in the TDS consolidated federal tax return. Under a tax allocation agreement between TDS and USM, TDS does not reimburse USM currently for income tax benefits and credits. Instead, such benefits and credits are carried forward until they can be used by USM.

       TDS owned an aggregate of 63,373,565 shares of common stock of USM at June 30, 1994, representing over 81% of the combined total of USM's outstanding Common and Series A Common Shares and over 96% of their combined voting power. Assuming USM Common Shares are issued in all instances in which USM has the choice to issue its Common Shares or other consideration and assuming all issuances of USM's common stock to be issued to TDS and third parties for completed and pending acquisitions and Preferred Stock conversions had been completed at June 30, 1994, TDS would have owned approximately 80% of the total outstanding common stock of USM and controlled over 95% of the combined voting power of both classes of its common stock. In the event TDS's ownership of USM falls below 80% of the total value of all of the outstanding shares of USM's stock, TDS and USM would be deconsolidated for federal income tax purposes. TDS and USM have the ability to defer or prevent deconsolidation, if deferring or preventing deconsolidation would be advantageous, by delivering TDS Common Shares and/or cash, in lieu of USM's Common Shares in connection with certain acquisitions.

   RADIO PAGING OPERATIONS
                                                   Six Months Ended June 30,
                                             -----------------------------------
                                                 1994       1993       Change
                                             ----------  ---------  ------------
   (Dollars in thousands,
     except per unit amounts)
   Service Operations
     Revenues*                               $  36,963  $  30,103   $   6,860
                                             ---------   --------  ----------
     Costs and Expenses
         Cost of Services*                       8,669      7,730         939
         Selling and Advertising                 6,098      5,346         752
         General and Administrative*            13,484     12,270       1,214
         Depreciation                            6,363      5,291       1,072
         Amortization*                           1,203        913         290
                                             ---------   --------  ----------
                                                35,817     31,550       4,267
                                             ---------   --------  ----------
         Service Operating Income (Loss)         1,146     (1,447)      2,593
                                             ---------   --------  ----------
   Equipment Sales
     Revenue                                     7,186      5,376       1,810
     Cost of Equipment Sold                      7,114      5,700       1,414
                                             ---------   --------  ----------
         Equipment Sales Income (Loss)              72       (324)        396
                                             ---------   --------  ----------
   Operating Income (Loss)                   $   1,218   $ (1,771)  $   2,989
                                             =========   ========  ==========

   Radio Paging Revenues as a
     Percent of Total Revenues                    13.3%      13.8%
   Additions to Property and Equipment**     $  12,594   $ 11,484
   Identifiable Assets                       $  77,133   $ 65,408
   Pagers in Service                           535,100    398,800
   Average monthly service revenue per unit  $   12.43   $  14.14
   Transmitters in service                         856        546
   Disconnect rate per month                       2.8%       2.9%
   Marketing cost per net customer
     unit addition                           $      83   $     81

   * Amounts for 1993 have been reclassified to conform to year-end 1993 presentation.
   ** Does not include cash expenditures (in thousands) of $3,156 in 1994 which relate to additions in 1993.
      Includes noncash expenditures (in thousands) of $407 in 1993.

       Service revenues increased 22.8% ($6.9 million) in the first half of 1994 from 1993, primarily as a result of the 34.2% growth in the number of pagers in service. A net additional 136,300 pagers have been placed in service since June 30, 1993. However, a continuing decline in average revenue per pager has slowed service revenue growth. Average monthly service revenue per pager declined 12.1% to $12.43 in the first half of 1994 from $14.14 in the same period of 1993. The decline in APP's average service revenue per pager is consistent with the industry trend. However, APP's average service revenue per pager remains above the industry average. Declining average monthly service revenue per pager is related to competitive factors and a shift toward lower revenue distribution channels such as resellers and customers purchasing pagers through retail operations.

       Service expenses increased 13.5% ($4.3 million) in 1994 from 1993, primarily as a result of the costs of system expansion and serving new customers. However, average monthly operating cost per unit improved 20.7% to $7.45 in 1994 from $9.39 in 1993 as a result of achieving increasing economies of scale and operating efficiencies. Cost of services increased 12.1% ($939,000) in 1994 reflecting the additional costs of providing service to the increased customer base and the costs of upgrading and expanding the systems to improve system reliability and coverage. APP's transmitters in service increased to 856 at June 30, 1994 from 546 at June 30, 1993. Selling and advertising expense increased 14.1% ($752,000) in 1994 over 1993. Selling and advertising expense increased at a slower rate than the rate of growth in pagers in service due to improved productivity of sales personnel and increased use of lower-cost distribution channels such as resellers and retail outlets. General and administrative expense increased 9.9% ($1.2 million) due primarily to additional bad debt expense ($484,000), additional billing costs due to an enhancement of APP's customer billing system ($210,000) and increases in employee-related costs ($117,000). These increases in service expenses were offset somewhat by a refund of health and life insurance premiums totalling $540,000. Depreciation and amortization charges increased 22.0% ($1.4 million) in 1994, reflecting increased investment in pagers and related equipment and additional amortization expense due to a June 1993 acquisition. Based on a study of useful lives, APP will shorten the estimated useful lives of pagers and transmitters beginning July 1, 1994. The change in estimated useful lives is expected to increase depreciation expense by approximately $1.5 million for the remainder of 1994 and $3.8 million for 1995.

       Equipment sales revenue increased 33.7% ($1.8 million) due to APP's increased emphasis on selling pagers to customers, particularly through retail stores and resellers. Cost of equipment sold increased 24.8% ($1.4 million) also due to the increased focus on pager sales.

       Operating income was $1.2 million in 1994 compared to a net loss of $1.8 million in 1993. The improvement in operating results reflects i) rapid growth in revenues due to the growth in the customer base, offset somewhat by a continuing decline in average monthly service revenue per unit, ii) increased operating expenses due to the growth in customer units, tempered by APP's efforts to reduce costs through process improvements and economies of scale and iii) a $540,000 health and life insurance premium refund.

       Net income from radio paging operations totalled  $222,000 in 1994 compared to a net loss of $2.6 million in 1993.

   PARENT AND SERVICE COMPANY OPERATIONS

       Other income, net includes the gross income of TDS's computer, engineering and printing service companies and costs of corporate operations. Additionally, 1993's amount includes the $1.1 million charge to cease operations at APN, as discussed previously.

                                        Six Months Ended June 30,
                                        -------------------------
                                           1994           1993
                                        ----------   -----------
   (Dollars in thousands)
   Additions to Property and
     Equipment*                         $   3,471    $   4,784
   Identifiable Assets                  $  83,915    $  63,249

   * Does not include cash expenditures (in thousands) of $512 and $179, respectively, related to additions in prior periods.

   Three  Months Ended  6/30/94  Compared to  Three Months  Ended
   6/30/93

   CONSOLIDATED

       Operating  revenues grew  26.4%  ($36.3  million) in  1994 primarily as a result of the growth in customers served. Operating expenses rose 24.1% ($28.0 million) in 1994 as a result of the continued rapid growth in USM's cellular telephone operations and the steady growth in TDS Telecom's and APP's operations. Operating income increased 39.6% to $29.0 million in the second quarter of 1994 from $20.8 million in 1993. The increase in operating income reflects improvement in all three business segments.

                                                  Three Months Ended June 30,
                                             -----------------------------------
                                                 1994       1993       Change
                                             ----------  ---------  ------------

   (Dollars in thousands)
   CONSOLIDATED OPERATING INCOME
     Telephone Operations                    $  22,834   $ 21,240   $   1,594
     Cellular Telephone Operations               5,523        560       4,963
     Radio Paging Operations                       648     (1,025)      1,673
                                             ---------   --------  ----------
                                             $  29,005   $ 20,775   $   8,230
                                             =========   ========  ==========

   Operating Margins:
            Telephone                             32.5%      31.1%
            Cellular Telephone*                    7.2%       1.2%
            Radio Paging*                          3.4%      (6.6)%

   * Computed on Service Revenues

       Investment and other income increased 21.5% ($1.1 million) in the second quarter of 1994 over the second quarter of 1993. Cellular investment income increased 98.4% ($3.6 million), reflecting improvement in USM's equity-method markets managed by others. Minority share of income increased $1.7 million as shown in the following table. Other income, net for 1994 includes a charge of $614,000 for USM's sale of obsolete equipment, while 1993 includes a $1.1 million pretax charge to cease operations at APN, income of $580,000 related to USM's sale of the customer base in its reseller operation, and income of $675,000 related to USM's settlement of a lawsuit.

       Minority  share  of  income   includes  (a)  the  minority
   shareholders' share of USM's net income or loss, (b) the minority partners' share of income or loss of the cellular markets majority-owned by USM and (c) the minority shareholders' share of income of a telephone company majority-owned by TDS.

   MINORITY SHARE OF INCOME
                                                  Three Months Ended June 30,
                                             -----------------------------------
                                                 1994       1993       Change
                                             ----------  ---------  ------------

   (Dollars in thousands)
     United States Cellular
         Minority Shareholders' Share        $  (1,085)  $    715   $  (1,800)
         Minority Partners' Share               (1,196)    (1,220)         24
                                             ---------   --------  ----------
                                                (2,281)      (505)     (1,776)
     TDS Telecom                                  (407)      (528)        121
                                             ---------   --------  ----------
                                             $  (2,688)  $ (1,033)  $  (1,655)
                                             =========   ========  ==========
                                         -13-

       Interest expense decreased 2.6% ($253,000) in 1994, primarily due to a decrease in interest expense on higher cost long-term debt retired with the proceeds from the sale of $14.5 million of TDS's Medium-Term Notes. Income tax expense increased 59.4% ($4.2 million) in 1994 compared with 1993 as pretax income increased. The effective income tax rate was 44% in the second quarter of 1994 and 1993.

       Net  income  increased to  $14.3  million  in  the  second quarter of 1994 from $9.0 million in 1993. Earnings per common share were $.26 in 1994 and $.18 in 1993. The weighted average number of common shares outstanding increased 14.5% in 1994.


   TELEPHONE OPERATIONS
                                    Three Months Ended June 30,
                           -----------------------------------------------------
                                                          Change        Change
                                                          Due To      Excluding
                            1994     1993      Change  Acquisitions Acquisitions
                           -------   -------   ------   ----------   -----------
   (Dollars in thousands)
   Operating Revenues
      Local Service        $20,103   $ 17,976   $ 2,127  $       87   $   2,040
      Network Access and
        Long-Distance       40,497     41,422      (925)        296      (1,221)
      Miscellaneous          9,688      8,851       837          48         789
                          --------   --------   -------    ---------  ----------
                            70,288     68,249     2,039         431       1,608
                          --------   --------   -------    ---------  ----------
   Operating Expenses
      Plant Operations      10,631     10,320       311          84         227
      Depreciation          14,743     13,450     1,293          62       1,231
      Amortization             909        879        30          44         (14)
      Customer Operations    9,965     10,126      (161)        123        (284)
      Corporate and Other   11,206     12,234    (1,028)        101      (1,129)
                          --------   --------   -------   ----------  ----------
                            47,454     47,009       445         414          31
                          --------   --------   -------   ----------  ----------
   Operating Income        $22,834   $ 21,240   $ 1,594  $       17   $   1,577
                          ========   ========   =======   ==========  ==========


       Operating revenues from telephone operations increased 3.0% ($2.0 million) in the second quarter of 1994 compared to 1993. The increase in revenues was primarily due to internal access line growth, recovery of increased costs of providing network access and sales of custom-calling and other features. Local service revenues increased 11.8% ($2.1 million) in 1994, network access and long-distance revenues decreased 2.2% ($925,000), and miscellaneous revenues increased 9.5% ($837,000) for reasons generally the same as for the first six months. Operating expenses increased .9% ($445,000) in 1994, for reasons generally the same as for the first six months.

   CELLULAR TELEPHONE OPERATIONS

                                                  Three Months Ended June 30,
                                             -----------------------------------
                                                 1994       1993       Change
                                             ----------  ---------  ------------
   (Dollars in thousands)
   Operating Revenues
     Service*                                $  77,065   $ 47,918   $  29,147
     Equipment Sales                             3,592      2,634         958
                                             ---------   --------  ----------
                                                80,657     50,552      30,105
                                             ---------   --------  ----------

   Operating Expenses
     System Operations*                         12,074      8,686       3,388
     Marketing and Selling                      15,977      8,323       7,654
     Cost of Equipment Sold                      9,012      4,510       4,502
     General and Administrative                 22,480     17,885       4,595
     Depreciation                                9,520      5,969       3,551
     Amortization                                6,071      4,619       1,452
                                             ---------   --------  ----------
                                                75,134     49,992      25,142
                                             ---------   --------  ----------
   Operating Income                          $   5,523   $    560   $   4,963
                                             =========   ========  ==========


   * Amounts for 1993 amounts have been reclassified to conform to current year presentation.


       Service revenues increased 60.8% ($29.1 million) in the second quarter of 1994. The revenue increase is primarily the result of 75.0% customer growth in the systems serving USM's majority-owned and managed markets, growth in roamer revenues and the effects of acquisitions and start-ups. Average monthly service revenue per customer declined to $82 in 1994 from $88 in 1993. Monthly local minutes of use averaged 103 in the second quarter of 1994 compared to 110 in 1993. Revenues from local customers' usage of USM's systems increased 64.2% ($18.0 million) in 1994 primarily due to the increased number of customers served. Inbound roamer revenues increased 52.5% ($8.6 million) in 1994. The increase in inbound roamer revenues is primarily due to the increased number of other carriers' customers using USM's systems and the growth in the number of cell sites within those systems. Long-distance revenues increased 86.7% ($2.5 million) as the volume of long-distance calls billed by USM increased.

       Equipment  sales revenue reflects  the sale  of 34,500 and
   12,600  cellular   telephone   units   in   1994   and   1993,
   respectively. The average revenue per telephone unit sold was $104 in 1994 compared to $208 in 1993.

       Operating expenses increased 50.3% ($25.1 million) in the second quarter of 1994 for reasons generally the same as for the first six months.

       Operating income was $5.5 million in 1994 compared to $560,000 in 1993. Operating margin on service revenues improved to 7.2% in 1994 from 1.2% in 1993. The improvement in operating income was primarily due to increased revenues and cost efficiencies, partially offset by the costs associated with the growth of USM's operations and the addition of new markets.

       Cellular investment income includes USM's and TDS's share of the net incomes or losses of cellular markets in which they have a minority interest and for which they follow the equity method of accounting, net of amortization of license cost related to those minority interests.

   CELLULAR INVESTMENT INCOME
   Net of License Cost Amortization
                                                   Three Months Ended June 30,
                                             -----------------------------------
                                                 1994       1993       Change
                                             ----------  ---------  ------------
   (Dollars in thousands)
       Cellular Systems Managed by USM       $     538   $    120   $     418
       Cellular Systems Managed by Others        6,763      3,560       3,203
                                             ---------   --------  ----------
                                             $   7,301   $  3,680   $   3,621
                                             =========   ========  ==========

       Net income from cellular telephone operations was $5.1 million in 1994 compared to a net loss of $3.6 million in 1993. Such net income or loss excludes the USM minority shareholders' share of such income or loss. Net income or loss from cellular telephone operations does not include income taxes from inclusion in the TDS consolidated federal tax return. Under a tax allocation agreement between TDS and USM, TDS does not reimburse USM currently for income tax benefits and credits. Instead, such benefits and credits are carried forward until they can be used by USM.


   RADIO PAGING OPERATIONS
                                                   Three Months Ended June 30,
                                             -----------------------------------
                                                 1994       1993       Change
                                             ----------  ---------  ------------
   (Dollars in thousands)
   Service Operations
     Revenues*                               $  18,824  $  15,487   $   3,337
                                             ---------  ---------  ----------
     Costs and Expenses
       Cost of Services*                         4,462      4,093         369
       Selling and Advertising                   3,078      2,702         376
       General and Administrative*               6,708      6,301         407
       Depreciation                              3,256      2,735         521
       Amortization*                               601        403         198
                                             ---------  ---------  ----------
                                                18,105     16,234       1,871
                                             ---------  ---------  ----------
       Service Operating Income (Loss)             719       (747)      1,466
                                             ---------  ---------  ----------
   Equipment Sales
     Revenue                                     3,816      3,017         799
     Cost of Equipment Sold                      3,887      3,295         592
                                             ---------  ---------  ----------
       Equipment Sales Loss                        (71)      (278)        207
                                             ---------  ---------  ----------
   Operating Income (Loss)                   $     648   $ (1,025)  $   1,673
                                             =========  =========  ==========


   * Amounts for 1993 have been reclassified to conform to year-end 1993 presentation.

       Service revenues increased 21.5% ($3.3 million) in the second quarter of 1994 from 1993, primarily as a result of the 34.2% growth in the number of pagers in service. Service expenses increased 11.5% ($1.9 million) in 1994 from 1993, primarily as a result of the costs of system expansion and serving new customers. Operating income was $648,000 in 1994 compared to an operating loss of $1.0 million in 1993. Net income from radio paging operations totalled $210,000 in 1994 compared to a net loss of $1.7 million in 1993.

   FINANCIAL RESOURCES AND LIQUIDITY
   ----------------------------------

       Cash flows from operating activities totalled $104.6 million in the first half of 1994 compared to $63.9 million in 1993. Consolidated operating cash flow totalled $120.3 million in 1994 compared to $90.7 million in 1993. The 32.7% increase in operating cash flow reflects improved operating cash flow in all three of TDS's primary business units.

                                                   Six Months Ended June 30,
                                             -----------------------------------
                                                 1994       1993       Change
                                             ----------  ---------  ------------
   (Dollars in thousands)
   OPERATING CASH FLOW
     Telephone Operations                    $  76,667   $ 68,778   $   7,889
     Cellular Telephone Operations              34,828     17,459      17,369
     Radio Paging Operations                     8,784      4,433       4,351
                                             ---------   --------  ----------
                                             $ 120,279   $ 90,670   $  29,609
                                             =========   ========  ==========

       Cash flows from other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $15.7 million in the first half of 1994 compared to $26.8 million in 1993.

       Cash flows from financing activities totalled $60.3 million in the first half of 1994 compared to $74.2 million in 1993. Sales of common stock by TDS and APP and long- and short-term borrowings provided most of the Company's external financing requirements during the first half of 1994. Long-term debt borrowings, primarily under TDS's Medium-Term Note Program, provided most of the Company's external financing requirements during the first half of 1993. TDS has used short-term debt to finance its cellular telephone and radio paging operations, for acquisitions and for general corporate purposes. Proceeds from the sale of long-term debt and equity securities from time to time have retired such short-term debt.

       Cash flows from investing activities required cash of $174.4 million in the first half of 1994 compared to $149.3 million in 1993. Such cash flows primarily consist of additions to property, plant and equipment requiring the use of cash, and cash flows for acquisitions and investments in cellular telephone partnerships. Cash expenditures for property, plant and equipment totalled $129.3 million in the first half of 1994 compared to $85.5 million in 1993. Cash used for acquisitions totalled $25.5 million and $45.7 million in the first six months of 1994 and 1993, respectively.

       Additions to telephone plant and equipment totalled $33.8 million for the first half of 1994. Management expects that plant and equipment additions will total about $95 million in 1994, exclusive of acquisitions. This construction budget includes $40 million for digital switches, $44 million for outside plant upgrades such as the installation of fiber optic cables and $11 million for other construction. The Company plans to finance its telephone construction programs primarily using internally generated funds supplemented by long-term financing obtained under federal government programs.

       Additions to cellular telephone plant and equipment totalled $59.8 million for the first half of 1994. Management expects such cellular telephone expenditures during 1994 to total about $140 million for enhancements of existing majority-owned systems and for the construction of switching offices and cell sites. These additions will be financed by a combination of the Company's short-term bank financing, vendor financing and sales of USM equity and/or debt securities.

       Additions to radio paging property and equipment totalled $12.6 million for the first half of 1994. Management expects that such property and equipment additions will total about $25 million in 1994, primarily for the purchase of pagers. The Company's short-term bank financing along with radio paging operations' internally generated cash will finance these property additions.

       Other fixed asset additions totalled $3.5 million for the first half of 1994. Management expects that these additions will total about $10 million in 1994 and will be financed primarily using short-term bank notes along with internally generated cash.

       Cash flows used for acquisitions, net of cash acquired, totalled $25.5 million in the first half of 1994 compared to $45.7 million in 1993. During the first half of 1994, TDS purchased controlling interests in eight cellular markets and several minority cellular interests representing a total of
   1.1 million population equivalents. Some of the entities acquired during 1994 were subject to acquisition agreements prior to 1993. The aggregate consideration for the acquisitions completed in 1994 was $123.7 million, consisting of $26.1 million in cash, 1.9 million TDS Common Shares ($92.9 million), 49,000 USM Common Shares ($1.3 million), cancellation of a note receivable ($1.4 million) and the obligation to deliver 42,000 TDS Common Shares ($2.0 million) in the future.

       TDS's active acquisition program may require substantial external financing during the remainder of 1994. TDS and its subsidiaries had entered into agreements at June 30, 1994, to acquire controlling interests in four cellular markets and one minority interest representing approximately 919,000 population equivalents, three telephone companies and one paging company for an aggregate consideration of approximately $145.1 million. If all of these pending acquisitions are completed as planned, TDS will issue approximately 3.1 million Common Shares ($122.7 million), 125,000 Preferred Shares ($12.5 million) and will pay approximately $9.9 million in cash. Any cellular interests acquired by TDS are expected to be assigned to USM, and at the time this occurs USM will reimburse TDS for TDS's consideration delivered and costs incurred in such acquisitions in the form of USM Common Shares, notes payable and cash. Additionally, USM has commitments to issue 1.0 million of its Common Shares in 1994 through 1996 in connection with acquisitions closed in 1993 and prior years.

       TDS and USM plan to continue to acquire additional cellular interests in markets that strengthen USM's position, and are currently negotiating agreements for the acquisition of additional cellular interests. TDS and APP are also currently negotiating agreements for the acquisition of additional telephone and paging companies, respectively.

       TDS is a party to a legal proceeding before the Federal Communications Commission ("FCC") involving a cellular license in a Wisconsin Rural Service Area. Pending the resolution of the issues in the Wisconsin proceeding, further FCC grants to TDS and its subsidiaries will be conditioned on the outcome of that proceeding. TDS's and USM's ability to sell or exchange properties with third parties while such proceeding is pending may be affected. See Note 14 of Notes to Consolidated Financial Statements, Legal Proceedings (La Star Application), in the Company's 1993 Annual Report to Shareholders for a discussion of the proceeding involving the Wisconsin Rural Service Area and the La Star proceeding. As disclosed in the Company's Current Report on Form 8-K dated March 30, 1994, the FCC's decision in the La Star proceeding was vacated and remanded to the FCC for further proceedings by a federal court of appeals. The Company is evaluating what impact the court's decision in the La Star matter may have on the Wisconsin proceeding.

       Liquidity.   Management  believes  that TDS  has  adequate
   internal and external resources to finance its business development, construction and acquisition programs. TDS and its subsidiaries had cash and temporary investments totalling $65.6 million and longer-term investments totalling $72.0 million at June 30, 1994. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries' debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

       TDS and its subsidiaries had $110 million of bank lines of credit for general corporate purposes at June 30, 1994, all of which were committed. Unused amounts of such lines totalled $71.5 million, all of which were committed. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

       TDS and USM also have access to debt and equity capital markets, including shelf registration statements covering issuance of common stock for acquisitions, and in the case of TDS, covering the issuance of Common Shares for cash. TDS's shelf registration statement for Common Shares for acquisitions had 4.6 million unissued shares at June 30, 1994, including 1.8 million shares reserved under definitive agreements. TDS has a universal shelf registration statement which may be used from time to time to issue debt securities and/or Common Shares for cash. At June 30, 1994, $277.6 million remained unused on the universal shelf. Of this unused amount, up to $150 million has been allocated to TDS's Series C Medium-Term Note Program. The remaining $127.6 million may be used for either debt or equity security issuances. In February 1994, APP issued 3.5 million Common Shares in an initial public offering at a price of $14.00 per share. The $45.6 million proceeds (after underwriting discount) were used to reduce TDS's short-term debt and for general corporate purposes.

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

          TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
          -------------------------------------------------
                  CONSOLIDATED STATEMENTS OF INCOME
                  ---------------------------------
                              Unaudited
                              ---------

                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                 ------------------------   ----------------------
                                     1994         1993        1994          1993
                                 ----------     --------    ---------     --------
                               (Dollars in thousands, except per share amounts)

   OPERATING REVENUES
    Telephone                      $ 70,288    $ 68,249     $ 141,348  $  130,206
    Cellular telephone               80,657      50,552       146,890      92,020
    Radio paging                     22,640      18,504        44,149      35,479
                                  ---------  ----------    ----------  ----------
                                    173,585     137,305       332,387     257,705
                                  ---------  ----------    ----------  ----------
   OPERATING EXPENSES
    Telephone                        47,454      47,009        95,776      89,464
    Cellular telephone               75,134      49,992       142,371      94,840
    Radio paging                     21,992      19,529        42,931      37,250
                                  ---------  ----------    ----------  ----------
                                    144,580     116,530       281,078     221,554
                                  ---------  ----------    ----------  ----------
   OPERATING INCOME                  29,005      20,775        51,309      36,151
                                  ---------  ----------    ----------  ----------
   INVESTMENT AND OTHER INCOME
    Interest and dividend income      2,456       1,768         4,504       3,546
    Minority share of income         (2,688)     (1,033)       (3,885)       (278)
    Cellular investment income,
         net of license cost
         amortization                 7,301       3,680        10,884       6,132
    Gain on sale of cellular
         interests                      ---         119           ---         119
    Other income (expense), net      (1,060)        412          (291)        596
                                  ---------  ----------    ----------  ----------
                                      6,009       4,946        11,212      10,115
                                  ---------  ----------    ----------  ----------
   INCOME BEFORE INTEREST
    AND INCOME TAXES                 35,014      25,721        62,521      46,266
    Interest expense                  9,444       9,697        18,693      18,083
                                  ---------  ----------    ----------  ----------
   INCOME BEFORE INCOME TAXES        25,570      16,024        43,828      28,183
    Income tax expense               11,250       7,057        19,284      12,413
                                  ---------  ----------    ----------  ----------
   NET INCOME BEFORE CUMULATIVE
    EFFECT OF ACCOUNTING
    CHANGES                          14,320       8,967        24,544      15,770
   Cumulative effect of accounting
    changes                             ---         ---          (723)        ---
                                  ---------  ----------    ----------  ----------
   NET INCOME                        14,320       8,967        23,821      15,770
   Preferred Dividend Requirement      (510)       (596)       (1,137)     (1,192)
                                  ---------  ----------    ----------  ----------

   NET INCOME AVAILABLE TO
    COMMON                         $ 13,810    $  8,371     $  22,684  $   14,578
                                  =========  ==========    ==========  ==========

   WEIGHTED AVERAGE COMMON
    SHARES (000s)                    53,217      46,469        52,758      45,365

   EARNINGS PER COMMON SHARE:
    Before cumulative effect of
        accounting changes         $    .26    $    .18     $     .44  $      .32
    Cumulative effect of accounting
        changes                         ---         ---          (.01)        ---
                                  ---------  ----------    ----------  ----------
    Net Income                     $    .26    $    .18     $     .43  $      .32
                                  =========  ==========    ==========  ==========

   DIVIDENDS PER COMMON AND
    SERIES A COMMON SHARE          $    .09    $    .085    $     .18  $      .17
                                  =========  ==========    ==========  ==========


   The accompanying notes to financial statements are an integral part of these statements.

                                         -20-

                  TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                  --------------------------------------------------
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                                      Unaudited
                                     -----------

                                                         Six Months Ended
                                                             June 30,
                                                     -------------------------
                                                        1994           1993
                                                     ----------   -----------
                                                     (Dollars in thousands)


   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                      $   23,821   $  15,770
     Add (Deduct) adjustments to reconcile net income
       to net cash provided by operating activities
         Cumulative effect of accounting changes            723         ---
         Depreciation and amortization                   74,211      59,457
         Deferred taxes                                   9,484       3,866
         Investment income                              (12,909)     (8,475)
         Minority share of income                         3,885         278
         Gain on sale of cellular interests                 ---        (119)
         Other noncash expense                            3,022       3,523
         Change in accounts receivable                  (16,403)     (9,857)
         Change in accounts payable                      12,000        (581)
         Change in accrued taxes                          3,136        (715)
         Change in other assets and liabilities           3,620         719
                                                    ----------- -----------
                                                        104,590      63,866
                                                    ----------- -----------
   CASH FLOWS FROM FINANCING ACTIVITIES
     Long-term debt borrowings                           10,305      98,576
     Repayments of long-term debt                       (20,996)    (17,765)
     Change in notes payable                             32,416         679
     Common stock issued                                  5,983       1,430
     Minority partner capital distributions              (1,923)       (226)
     Redemption of preferred stock                         (268)       (104)
     Dividends paid                                     (10,219)     (8,605)
     Sale of stock by a subsidiary                       45,032         242
                                                    ----------- -----------
                                                         60,330      74,227
                                                    ----------- -----------
   CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment        (129,254)    (85,489)
     Investments in and advances to cellular
       minority partnerships                            (12,906)     (9,120)
     Distributions from partnerships                      8,962       5,914
     Other investments                                  (14,187)    (18,855)
     Acquisitions, excluding cash acquired              (25,541)    (45,677)
     Change in temporary investments                     (1,487)      3,958
                                                    ----------- -----------
                                                       (174,413)   (149,269)
                                                    ----------- -----------
   NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                    (9,493)    (11,176)
   CASH AND CASH EQUIVALENTS -
     Beginning of period                                 55,666      40,810
                                                    ----------- -----------
     End of period                                   $   46,173   $  29,634
                                                    =========== ===========

   The accompanying notes to financial statements are an integral part of these statements.

                  TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                  -------------------------------------------------

                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------

                                        ASSETS
                                        ------


                                          (Unaudited)
                                         June 30, 1994   December 31, 1993
                                        ---------------  -----------------
                                               (Dollars in thousands)

   CURRENT ASSETS
     Cash and cash equivalents           $   46,173     $   55,666
     Temporary investments                   19,434         17,719
     Accounts receivable from customers
      and others                             98,171         80,796
     Materials and supplies, at average
      cost, and other current assets         27,659         25,375
                                       ------------    -----------
                                            191,437        179,556
                                       ------------    -----------

   INVESTMENTS
     Cellular limited partnership
      interests                             106,715        101,210
     Cellular license acquisition
      costs, net                            112,576         92,277
     Marketable equity securities            21,108         19,368
     Other                                  127,546        115,532
                                       ------------    -----------
                                            367,945        328,387
                                       ------------    -----------


   PROPERTY, PLANT AND EQUIPMENT
     Telephone plant and franchise
      costs, net                            639,308        638,848
     Cellular telephone plant and
      license costs, net                  1,149,663      1,014,103
     Radio paging, net                       56,643         52,945
     Other, net                              31,365         32,402
                                       ------------    -----------
                                          1,876,979      1,738,298
                                       ------------    -----------


   OTHER ASSETS AND DEFERRED CHARGES         20,138         12,941
                                       ------------    -----------

                                         $2,456,499     $2,259,182
                                       ============    ===========


                    The accompanying notes to financial statements
                      are an integral part of these statements.

                  TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                  -------------------------------------------------
                             CONSOLIDATED BALANCE SHEETS
                             ----------------------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

                                          (Unaudited)
                                         June 30, 1994   December 31, 1993
                                        ---------------  -----------------
                                               (Dollars in thousands)
   CURRENT LIABILITIES
     Current portion of long-term debt
      and preferred stock                $   34,676     $   24,859
     Notes payable                           38,754          6,309
     Accounts payable                        76,634         82,878
     Advance billings and
      customer deposits                      18,770         17,273
     Accrued interest                         8,485          8,968
     Accrued taxes                           11,471          7,995
     Other current liabilities               18,368         15,249
                                       ------------    -----------
                                            207,158        163,531
                                       ------------    -----------

   DEFERRED LIABILITIES AND CREDITS          92,313         90,979
                                       ------------    -----------
   LONG-TERM DEBT, excluding
     current portion                        504,266        514,442
                                       ------------    -----------
   REDEEMABLE PREFERRED STOCK, excluding
     current portion                         15,294         25,632
                                       ------------    -----------

   MINORITY INTEREST in subsidiaries        248,916        223,480
                                       ------------    -----------

   NONREDEEMABLE PREFERRED STOCK             16,636         16,833
                                       ------------    -----------

   COMMON STOCKHOLDERS' EQUITY
     Common Shares, par value $1
      per share                              45,838         43,504
     Series A Common Shares, par
      value $1 per share                      6,884          6,881
     Common Shares issuable
      (41,908 and 304,328 shares,
      respectively)                           1,995         15,189
     Capital in excess of par value       1,214,324      1,069,022
     Retained earnings                      102,875         89,689
                                       ------------    -----------
                                          1,371,916      1,224,285
                                       ------------    -----------

                                         $2,456,499     $2,259,182
                                       ============    ===========


                    The accompanying notes to financial statements
                      are an integral part of these statements.

          TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   1. The June 30, 1994 consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with
       generally   accepted   accounting  principles   have  been
       condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K, and with respect to certain investments in debt and equity securities, Note 2 of Notes to Consolidated Financial Statements included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

       The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1994, and the results of operations and cash flows for the six months ended June 30, 1994 and 1993. The results of operations for the six months ended June 30, 1994 and 1993, are not necessarily indicative of the results to be expected for the full year. Certain 1993 cellular and paging operating revenues and expenses have been reclassified to conform to current year presentation.

   2. Earnings per Common Share were computed by dividing Net Income Available to Common by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common stock equivalents at June 30, 1994, consist of dilutive Common Share options.

   3. Assuming that acquisitions accounted for as purchases during the period January 1, 1993, to June 30, 1994, had taken place on January 1, 1993, pro forma results of operations from continuing operations would have been, for the six months ended June 30, 1994: operating revenues $333.4 million, net income before cumulative effect of accounting changes $24.0 million and primary earnings per common share before cumulative effect of accounting changes $.43; and would have been, for the six months ended June 30, 1993: operating revenues $273.3 million, net income before cumulative effect of accounting changes $9.6 million and primary earnings per common share before cumulative effect of accounting changes $.17.

          TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   4.  Supplemental Cash Flow Information
       Cash and cash equivalents includes cash and those short-term, highly liquid investments with original maturities of three months or less. Those investments with original maturities of three months to twelve months are classified as temporary investments.

       TDS  acquired  certain  cellular  licenses  and  operating
       companies  in  1994  and  1993.    TDS  also acquired  two
       telephone  companies and  one  paging company  during  the
       first  half   of  1993.     In   conjunction  with   these
       acquisitions,  the  following  assets  were  acquired  and liabilities  assumed,  and  Common  Shares  and  Preferred
       Shares issued.
                                                         Six Months Ended
                                                             June 30,
                                                     -------------------------
                                                        1994           1993
                                                     ----------   -----------
                                                     (Dollars in thousands)

     Property, plant and equipment                   $    6,648   $  62,011
     Cellular licenses                                  120,412     227,159
     Increase (decrease) in equity method
       investment in cellular interests                  (4,816)        115
     Long-term debt                                         ---     (21,933)
     Deferred credits                                       ---      (3,858)
     Other assets and liabilities,
       excluding cash and cash equivalents               (1,234)      2,737
     Minority interest                                      701     (11,884)
     Common Shares issued and issuable                  (94,891)   (199,710)
     Preferred Shares issued                                ---      (3,000)
     USM Stock issued and issuable                       (1,279)     (3,051)
     Subsidiary preferred stock issued                      ---      (2,909)
                                                     ----------   ---------
     Decrease in cash due to acquisitions            $   25,541   $  45,677
                                                     ==========   =========


     The  following  table summarizes  interest and  income taxes paid, and other non-cash transactions.
                                                         Six Months Ended
                                                             June 30,
                                                     -------------------------
                                                        1994           1993
                                                     ----------   -----------
                                                      (Dollars in thousands)

     Interest paid                                   $   19,095   $  15,645
     Income taxes paid                                   10,397       8,192
     Common Shares issued by TDS for
       conversion of TDS and Subsidiary
       Preferred Stock                               $      197   $   1,381

          TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   5.  Subsequent Event

       The Company has entered into a standby letter of credit agreement effective July 20, 1994, with a financial institution. This standby letter of credit, which will not exceed $9.9 million, provides supplemental security in support of a bank loan to an entity minority-owned by the Company. The bank loan, which is secured primarily by a first mortgage on the tangible and intangible assets of a cellular operating system to be constructed by the minority-owned entity, was arranged to finance the construction of this cellular system, the acquisition of customers and the initial operation of the system.

       The cellular license for this system was originally awarded to a third party which constructed its own cellular system. The third party's license application was subsequently found to be flawed by the Federal Communications Commission ("FCC"), and the license was then awarded to the entity minority-owned by the Company. The third party is appealing the FCC's decision. If the appeal is successful, the license will be removed from the entity minority-owned by the Company. The third party will then resume providing cellular service and will not be obligated to purchase the minority-owned entity's cellular system. Such removal of the license from the minority-owned entity constitutes an event of default under its bank loan agreement, and the bank may call upon the Company's standby letter of credit to satisfy any amounts still due under this loan agreement.

                    PART II.   OTHER INFORMATION
                    ----------------------------



   Item 4.  Submission of Matters to a Vote of Security-Holders
   ------------------------------------------------------------

        At the Annual Meeting of Shareholders of TDS, held on May 6, 1994, the following numbers of votes were cast for the matters indicated:

   1.a. Election of one Class I Director of the Company by the holders of Common Shares and holders of shares of Preferred Shares issued before October 31, 1981:

                                                         Broker
        Nominee                  For      Withhold      Non-Vote
        --------                 ---      --------      --------
        Donald R. Brown      39,811,519    597,615        -0-

   1.b. Election of two Class I Directors of the Company by the holders of Series A Common Shares and the holders of Preferred Shares issued after October 31, 1981:

                                                         Broker
        Nominee                  For      Withhold      Non-Vote
        -------                  ---      --------      --------
        Robert J. Collins    68,701,711     2,923         -0-
        Rudolph E. Hornacek  68,696,165     8,469         -0-

   2.   Proposal  to  Approve the  1993  Employee Stock  Purchase
        Plan of the Company:

                                                         Broker
        For                    Against     Abstain      Non-Vote
        ---                    -------     -------      --------
        108,329,717            512,461     271,590        -0-


   3.   Proposal to  Ratify the  Selection of  Arthur Andersen  &
        Co. as Independent Public Accountants for 1994:


        For                    Against     Abstain      Non-Vote
        ---                    -------     -------      --------
        108,909,678            41,772      162,319        -0-

                    PART II.   OTHER INFORMATION
                    ----------------------------



   Item 6.  Exhibits and Reports on Form 8-K.
   ------------------------------------------

       (a)  Exhibit 11 - Computation of earnings per common
                         share.

       (b)  Exhibit 12 - Statement regarding computation of
                         ratios.

       (c)  Exhibit 99.1 -  Unaudited Consolidated Statements  of
                            Income for  the Twelve  Months  Ended
                            June 30, 1994 and 1993.

            Exhibit 99.2 -  Pro Forma Financial Information.

       (d)  Reports on  Form 8-K filed  during the quarter  ended
            June 30, 1994:

            TDS filed a Report on Form 8-K dated April 22, 1994 which included the Selling Agency Agreement between TDS and Salomon Brothers Inc and Merrill Lynch & Co. with respect to the issue and sale by TDS of up to $150,000,000 aggregate principal amount of its Medium-Term Notes, Series C, Due from Nine Months to Thirty Years from Date of Issue.

            No other reports on Form 8-K were filed during the quarter ended June 30, 1994.

                             SIGNATURES
                             ----------



       Pursuant to  the requirements of  the Securities  Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  TELEPHONE AND DATA SYSTEMS, INC.
                  --------------------------------
                            (Registrant)





   Date      August 12, 1994     /s/  MURRAY L. SWANSON
          ------------------    ---------------------------------
                                Murray L. Swanson,
                                Executive Vice President-Finance




   Date      August 12, 1994     /s/  GREGORY J. WILKINSON
         -------------------    ---------------------------------
                                Gregory J. Wilkinson,
                                Vice President and Controller
                                (Principal Accounting Officer)