Form 10-K/A
period 1993-12-31
TELEPHONE & DATA SYSTEMS INC
filed 1994-11-09
CIK 96966

--------------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-K/A-1

   (Mark One)
      X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1993

                                    OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 1-9712

   --------------------------------------------------------------

                     TELEPHONE AND DATA SYSTEMS, INC.
          (Exact name of Registrant as specified in its charter)
   ______________________________________________________________

               Iowa                            36-2669023
   -------------------------------    ---------------------------
  State or other jurisdiction        (IRS Employer Identification No.)
  of incorporation or organization)

          30 North LaSale Street, Chicago, Illinois 60602
        (Address of principal executive offices) (Zip code)

            Registrant's Telephone Number: (312) 630-1900

    Securities registered pursuant to Section 12(b) of the Act:
                                      Name of each exchange
          Title of each class          on which registered
    ------------------------------- ----------------------------
     Common Shares, $1 par value      American Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act: None
                        ---------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X      No
                            -----        -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
   amendment to this Form 10-K.   X
                                 ---

      As of March 7, 1994, the aggregate market values of the registrant's Common Shares, Series A Common Shares and Preferred Shares held by nonaffiliates were approximately $2.026 billion $16.5 million and $62.2 million, respectively. The closing price of the Common Shares on March 7, 1994, was $44.625, as reported by the American Stock Exchange. Because no market exists for the Series A Common Shares and Preferred Shares, the registrant has assumed for purposes hereof that
   (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares were initially issued by the registrant in exchange for Common Shares on a one-for-one basis and are convertible on a share-for-share basis into Common Shares, (ii) each share of nonconvertible Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and
   (iii) each convertible Preferred Share has a value of $44.625 times the number of Common Shares into which it was convertible on March 7, 1994.

      The   number  of   shares  outstanding   of  each   of  the
   registrant's classes of common stock, as of March 7, 1994, is 45,669,568 Common Shares, $1 par value, and 6,881,001 Series A
   Common Shares, $1 par value.

              DOCUMENT INCORPORATED BY REFERENCE

      Those sections or portions of the registrant's 1993  Annual
   Report to Shareholders described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

   --------------------------------------------------------------

               Telephone and Data Systems, Inc.
               --------------------------------
                       Amendment No. 1


      The undersigned registrant hereby amends the following items in its Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as set forth in the pages submitted herewith:


      1. Compilation Report  of Independent Public Accountants on
         Combined Financial Statements.

      2. Reports  of Other  Independent  Accountants -  Report of
         Coopers & Lybrand  L.L.P. to the Partners of Los Angeles
         SMSA Limited Partnership.

      3. Note  7  of  Los   Angeles  SMSA  Limited   Partnership,
         Nashville/Clarksville MSA Limited Partnership and  Baton
         Rouge  MSA  Limited  Partnership   Notes  to   Unaudited
         Combined Financial Statements.

      4. Exhibit 23.1 Consent of Independent Public Accountants.

      5. Exhibit 23.2 Consent of Independent Accountants




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Telephone and Data Systems, Inc.

                                       (Registrant)


   Date:  November 9, 1994   By:   /s/ MURRAY L. SWANSON
                                   --------------------------------
                                   Murray L. Swanson
                                   Executive Vice President-Finance
                                   (Principal Financial Officer)

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


      The statements for the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships were audited by other auditors as set forth in their reports included on pages 50 through 54. The report of the other auditors of the Los Angeles SMSA Limited Partnership contains explanatory paragraphs with respect to the uncertainties discussed in the third, fourth, fifth and sixth paragraphs of Note 7. We have not been engaged to audit either the separate financial statements of the aforementioned limited partnerships or the related combined financial statements in accordance with generally accepted auditing standards and to render an opinion as to the fair presentation of such financial statements in accordance with generally accepted accounting principles.


      As discussed in "Change in Accounting Principle" in Note 2, the method of accounting for cellular sales commissions was changed effective January 1, 1991, for the Nashville/Clarksville MSA Limited Partnership and the Baton Rouge MSA Limited Partnership.



                                       ARTHUR ANDERSEN LLP


   Chicago, Illinois
   February 11,  1994  (except   with  respect  to   the  matters
   discussed in the third, fifth and sixth paragraphs of Note 7, as to which the date is October 17, 1994.)

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


      As discussed in Note 9 to the financial statements, the Partnership has been named in three separate complaints served by cellular agents. The outcome of these matters is uncertain and, accordingly, no accrual for these matters has been made in the financial statements.

      In addition, as discussed in Note 9, three class action suits were filed against the Partnership alleging violations of state and federal antitrust laws. The outcome of these matters is uncertain and, accordingly, no accrual for these matters has been made in the financial statements.

                                         COOPERS & LYBRAND L.L.P

   Newport Beach, California
   February 4, 1994, except for the information presented in paragraphs three, five and six of Note 9, as to which the date is October 17, 1994.

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


      One of the Partnerships has been named in three separate complaints served by agents of the competing carrier of the Partnership against the competitor. The general allegations include violations of California Unfair Practices Act and price fixing. The ultimate outcome of these actions is uncertain at this time. Accordingly, no accrual for these contingencies has been made. The Partnership intends to defend its position vigorously.


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


      On July 18, 1994, one of the Partnerships was served with a class action suit on behalf of the Partnership's contract Agents and Dealers. The complaint alleges "predatory practices" and seeks damages in excess of $1.6 million per agent and dealer, plus statutory treble damages. The outcome of this matter is uncertain and, accordingly, the Partnership has not recorded an accrual. The Partnership intends to defend its position vigorously.

      On October 17, 1994, a class action suit was filed against one of the Partnerships. The suit alleges a conspiracy with a competing carrier to fix the prices of cellular service in violation of federal antitrust laws. The plaintiffs are seeking damages for the class of an unspecified sum. The outcome of this matter is uncertain and, accordingly, the Partnership has not recorded an accrual. The Partnership intends to defend its position vigorously.


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

   NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS   (Continued)



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