Form 10-Q
period 1994-09-30
TELEPHONE & DATA SYSTEMS INC
filed 1994-11-10
CIK 96966

-----------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     -----------
                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended           September 30, 1994
                                   ---------------------------------------------

                                            OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to _______________________


                            Commission File Number 1-8251

   -----------------------------------------------------------------------------

                           TELEPHONE AND DATA SYSTEMS, INC.

   -----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                     Iowa                               36-2669023
        -------------------------------     ----------------------------------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)

                  30 North LaSalle Street, Chicago, Illinois  60602
          ------------------------------------------------------------------
                 (Address of principal executive offices)  (Zip Code)

          Registrant's telephone number, including area code: (312) 630-1900

                                   Not Applicable
             ---------------------------------------------------------
             (Former address of principle executive offices) (Zip Code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X    No
                                     -----     -------
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at October 31, 1994
        --------------------------            -------------------------------
        Common Shares, $1 par value                   48,144,865 Shares
    Series A Common Shares, $1 par value               6,887,164 Shares

   -----------------------------------------------------------------------------

                   THIS CONFORMING PAPER FORMAT IS BEING SUBMITTED
                      PURSUANT TO RULE 901(d) OF REGULATION S-T

                      TELEPHONE AND DATA SYSTEMS, INC.
                      --------------------------------
                       3RD QUARTER REPORT ON FORM 10-Q
                       -------------------------------

                                   INDEX
                                   -----



                                                        Page No.
                                                        --------

   Part I.   Financial Information

          Management's Discussion and Analysis of
             Results of Operations and Financial
             Condition                                          2

          Consolidated Statements of Operations -
             Three Months and Nine Months Ended
             September 30, 1994 and 1993                       20

          Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1994
             and 1993                                          21

          Consolidated Balance Sheets -
             September 30, 1994 and December 31, 1993       22-23

          Notes to Consolidated Financial Statements           24


   Part II.   Other Information                                26


   Signatures                                                  27

                 PART I.  FINANCIAL INFORMATION
                 ------------------------------
        TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
        -------------------------------------------------
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
   -------------------------------------------------------------
                    AND FINANCIAL CONDITION
                    -----------------------



   RESULTS OF OPERATIONS
   ---------------------
   Nine  Months  Ended  9/30/94  Compared to  Nine  Months  Ended
   9/30/93

   CONSOLIDATED

       Telephone and Data Systems, Inc.'s ("TDS" or the "Company") consolidated results of operations for the first nine months of 1994 reflect i) rapid growth in cellular and paging customer units which resulted in substantial increases in revenues, ii) steady growth in telephone access lines and revenues, iii) improvements in cellular economies of scale and cost-containment measures in all three business units which resulted in improved cash flow, operating results, and cash and operating margins, iv) increases in interest and income tax expense and v) an increase in weighted average shares outstanding due to the Company's continuing acquisition program and sales of Common Shares. Operating revenues grew 29.1% to $525.5 million in the first nine months of 1994 over 1993, operating cash flow increased 34.6% to $192.8 million and operating income rose 46.0% to $83.6 million. Net income before the cumulative effect of an accounting change rose 52.5% to $42.2 million in the first nine months of 1994 over 1993. Earnings per share before the cumulative effect of an accounting change grew 33.9% to $.75 in 1994 from $.56 in 1993, reflecting the significantly improved operating results offset somewhat by a 14.6% increase in weighted average common shares. Net income and earnings per share in 1994 were reduced by $723,000 and $.01, respectively, due to TDS's adoption of a new accounting standard for postemployment benefits.

       TDS Telecommunications Corporation ("TDS Telecom") has acquired four telephone companies since September 30, 1993. These acquisitions added 18,600 access lines while internal growth added 15,800 lines. TDS Telecom provides service to customers in 29 states. United States Cellular Corporation (AMEX symbol "USM"), TDS's 81.3%-owned subsidiary, has added 13 markets to consolidated operations since September 30, 1993, through acquisitions and the initiation of cellular operations. USM currently provides cellular service through systems serving 124 majority-owned and managed markets. American Paging, Inc. (AMEX symbol "APP"), TDS's 82.5%-owned subsidiary, has added approximately 145,500 pagers since September 30, 1993. APP provides service to its customers through 38 sales and service operating centers.

       Operating  revenues  grew 29.1%  ($118.6 million)  in 1994 primarily as a result of the growth in customers served. Cellular telephone revenues increased as a result of the 61.5% customer growth in majority-owned markets, which resulted in increased local retail and access revenue, and increased roaming revenues, offset somewhat by a 5.2% decline in average monthly service revenue per unit. Radio paging revenues increased primarily as a result of the 33.6% growth in the number of pagers in service offset somewhat by a 12.7% decline in average monthly service revenue per unit. Telephone revenues increased primarily due to acquisitions, recovery of increased costs of providing long-distance services and internal access line growth.

       Operating expenses rose 26.4% ($92.3 million) in 1994 as a result of the continued rapid growth in USM's cellular telephone operations and the steady growth in TDS Telecom's and APP's operations. Operating expenses increased at a slower rate than consolidated revenues due to increasing economies of scale in the cellular business and cost-containment measures in all three businesses.

       Operating income increased 46.0% to $83.6 million in the first nine months of 1994 from $57.3 million in 1993. The increase in operating income reflects improved operating results in all three business units, as shown in the following table.

                                                 Nine Months Ended September 30,
                                               ---------------------------------
                                                 1994        1993       Change
   (Dollars in thousands)                      -------    --------    --------
   CONSOLIDATED OPERATING INCOME
     Telephone Operations                      $67,513     $61,643     $ 5,870
     Cellular Telephone Operations              15,614      (2,592)     18,206
     Radio Paging Operations                       485      (1,778)      2,263
                                               -------     -------     -------
                                               $83,612     $57,273     $26,339
                                               =======     =======     =======

   Operating Margins:
    Telephone                                       30.5%       30.8%
    Cellular Telephone*                              6.9%       (1.8)%
    Radio Paging*                                     .9%       (3.8)%
   * Computed on Service Revenues

       Investment and other income increased 2.0% ($401,000) in 1994. Cellular investment income, net increased $9.1 million to $19.7 million, reflecting improvement in USM's equity-method markets managed by others. Minority share of income increased $6.4 million in the first nine months of 1994 over 1993, as shown in the following table. Gain on sale of cellular interests in 1993 includes $4.9 million related to the sale of two cellular minority interests. Other income, net reflects a $1.0 million pretax charge in 1993 as American Paging elected to cease national retailer distribution of pagers through its wholly owned subsidiary, American Paging Network ("APN").

       Minority  share  of  income  includes  (a)   the  minority
   shareholders' share of USM's net income or loss, (b) the minority partners' share of income or loss of the cellular markets majority-owned by USM and (c) the minority shareholders' share of income of a telephone company majority-owned by TDS. USM reported net income in 1994 and a net loss in 1993, resulting in a $5.1 million increase in minority share of income.

   MINORITY SHARE OF INCOME

                                                 Nine Months Ended September 30,
                                               ---------------------------------
                                                 1994        1993       Change
                                               -------    --------    --------
   (Dollars in thousands)
    United States Cellular
       Minority Shareholders' Share            $(2,743)    $ 2,379     $(5,122)
       Minority Partners' Share                 (3,680)     (2,744)       (936)
                                               -------     -------     -------
                                                (6,423)       (365)     (6,058)
    TDS Telecom                                 (1,072)       (746)       (326)
                                               -------     -------     -------
                                               $(7,495)    $(1,111)    $(6,384)
                                               =======     =======     =======

       Interest expense increased 3.2% ($879,000) in 1994. The increase was primarily due to an increase in long-term interest expense. TDS Telecom's long-term borrowings have increased $34.3 million since September 30, 1993 (including $22.7 million from acquired companies.)

       Income tax expense increased 52.1% ($11.4 million) in 1994 compared with 1993 as pretax income increased. The effective income tax rate was 44.0% in the first nine months of 1994 and 1993. State income taxes increased 39.8% ($1.8 million) in 1994, due primarily to the increase in pretax income.

       Net income before the cumulative effect of a change in accounting principle improved to $42.2 million in 1994 from $27.7 million in 1993. Earnings per common share before the cumulative effect of a change in accounting principle were $.75 in 1994 and $.56 in 1993. The weighted average number of common shares outstanding increased 14.6% since September 30, 1993. The increase is primarily due to the issuance of 4.5 million Common Shares in connection with acquisitions and 420,000 Common Shares for cash since September 30, 1993.

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

   TELEPHONE OPERATIONS
                                           Nine Months Ended September 30,
                               -------------------------------------------------
                                                            Change       Change
                                                            Due To     Excluding
                                1994    1993    Change Acquisitions Acquisitions
                               -------------------------------------------------
   (Dollars in thousands,
    except per access
    line amounts)
   Operating Revenues
    Local Service           $ 60,711  $ 53,978  $ 6,733  $  1,175     $  5,558
    Network Access and
      Long-Distance          130,672   119,319   11,353     7,905        3,448
    Miscellaneous             29,938    26,546    3,392     1,043        2,349
                            --------  --------  -------  --------     --------
                             221,321   199,843   21,478    10,123       11,355
                            --------  --------  -------  --------     --------
   Operating Expenses
    Network Operations        35,887    30,613    5,274     3,909        1,365
    Customer Operations       31,595    29,113    2,482     1,085        1,397
    Corporate and Other       36,397    34,448    1,949     1,768          181
    Depreciation              47,141    41,395    5,746     1,297        4,449
    Amortization               2,788     2,631      157       231          (74)
                            --------  --------  -------  --------     --------
                             153,808   138,200   15,608     8,290        7,318
                            --------  --------  -------  --------     --------
   Operating Income         $ 67,513  $ 61,643  $ 5,870  $  1,833     $  4,037
                            ========  ========  =======  ========     ========

   Telephone Revenues as
    a Percent of Total
    Revenues                    42.1%     49.1%
   Additions to Property,
    Plant and Equipment*    $ 72,463  $ 54,375
   Identifiable Assets      $938,730  $815,209

   Companies                      95        92
   Access Lines              385,000   350,600
   Growth in access lines
     in past 12 months:
       Acquisitions           18,600    20,000
       Internal growth        15,800    13,700
   Average monthly revenue
     per access line**       $    66  $     66
   * Does not include cash expenditures (in thousands) of $3,430 and $864, respectively, which relate to additions in prior periods.
   ** Excludes revenues of long distance carrier in 1994.

       Operating  revenues  from  telephone operations  increased
   10.7% ($21.5 million) in the first nine months of 1994 compared to 1993. The increase in revenues was primarily due to internal access line growth, recovery of increased costs of providing long-distance services and the effects of acquisitions. Acquisitions increased telephone revenues 5.1% ($10.1 million) in 1994. TDS has acquired four telephone companies serving 18,600 access lines since September 30, 1993. Telephone results of operations include the results of these acquired companies since the respective dates of acquisition.

       Local service revenues increased 12.5% ($6.7 million) in 1994 with acquisitions increasing such revenues 2.2% ($1.2 million). Internal access line growth and sales of custom-calling and other features increased revenues 6.7% ($3.6 million). Certain extended community calling ("ECC") revenues previously reported as network access revenues and changes in settlement plans increased local service revenues 2.1% ($1.2 million).

       Network access and long-distance revenues increased 9.5% ($11.4 million) in 1994 with acquisitions increasing such revenues 6.6% ($7.9 million). An August 1994 acquisition added a long-distance carrier to TDS Telecom's operations. Increased usage of the network generated 3.4% ($4.1 million) of additional network access and long-distance revenue. These revenues increased 3.6% ($4.3 million) due to recovery of increased costs of providing access to long-distance carriers. Out-of-period adjustments to revenues earned based on expense and investment in the network reduced these revenues .8% ($1.0 million) in 1994. These revenues also decreased 1.8% ($2.1 million) in 1994 due to changes in settlement plans and because certain ECC revenues are now reported as local service revenues.

       Miscellaneous revenues increased 12.8% ($3.4 million) in 1994 with acquisitions increasing such revenues 3.9% ($1.0 million). Higher sales and leases of customer premise equipment increased miscellaneous revenues 4.2% ($1.1 million), changes in settlement plans increased these revenues 3.6% ($949,000), and call plan programming services provided to other carriers increased these revenues 1.4% ($384,000).

       Operating expenses  increased  11.3%  ($15.6  million)  in
   1994.  Acquisitions  increased operating  expenses 6.0%  ($8.3 million).

       Network operations expenses increased 17.2% ($5.3 million) with acquisitions increasing these expenses 12.8% ($3.9 million). As discussed above, an August 1994 acquisition added a long-distance carrier to TDS Telecom's operations. The remainder of the increase was primarily due to salary and work force changes along with the effects of general inflation. Depreciation expense increased 13.9% ($5.7 million) with acquisitions increasing such expenses 3.1% ($1.3 million). Additional provisions for depreciation retroactive to January 1, 1994 increased depreciation expenses 4.3% ($1.8 million). The remaining increase was due primarily to increases in plant facilities. Customer operations expenses increased 8.5% ($2.5 million) with acquisitions increasing such expenses 3.7% ($1.1 million). The remaining increase was primarily due to increases in salary and workforce changes, customer billing and programming costs and increased marketing activities. Corporate and other expenses increased 5.7% ($1.9 million) with acquisitions increasing such expenses 5.1% ($1.8 million).

       Operating income from telephone operations increased 9.5% ($5.9 million) in 1994, with acquisitions increasing such income 3.0% ($1.8 million). The telephone operating margin was 30.5% in 1994 compared to 30.8% in 1993. The increase in operating income reflects additional 1994 revenues from recovery of increased costs of providing long-distance services and from growth in access lines and minutes of use. These increases in revenues were offset somewhat by increased costs for plant operations and customer billing and by increased depreciation.

   CELLULAR TELEPHONE OPERATIONS

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                 1994        1993       Change
                                               -------    --------    --------
   (Dollars in thousands, except per
      unit amounts)
   Operating Revenues
    Service*                                $  227,101 $   144,919 $    82,182
    Equipment Sales                              9,715       7,051       2,664
                                            ---------- -----------  ----------
                                               236,816     151,970      84,846
                                            ---------- -----------  ----------

   Operating Expenses
    System Operations*                          33,890      24,941       8,949
    Marketing and Selling                       46,089      28,249      17,840
    Cost of Equipment Sold                      25,847      16,633       9,214
    General and Administrative                  68,258      52,607      15,651
    Depreciation                                28,192      18,238       9,954
    Amortization                                18,926      13,894       5,032
                                            ---------- -----------  ----------
                                               221,202     154,562      66,640
                                            ---------- -----------  ----------
   Operating Income (Loss)                  $   15,614 $    (2,592) $   18,206
                                            ========== ===========  ==========

   Cellular Telephone Revenues as a
    Percent of Total Revenues                     45.1%       37.3%
   Additions to Property, Plant
    and Equipment**                         $  110,644 $    56,742
   Identifiable Assets                      $1,532,912 $ 1,201,539
   Majority-Owned, Managed and
    Consolidated Markets:
    Population equivalents (000s)               18,793      17,682
    Total population (000s)                     20,531      18,290
    Customers                                  364,000     225,400
    Market penetration                            1.77%       1.23%
    Markets in operation                           124         111
    Cell sites in service                          686         444
    Average monthly service revenue
          per unit*                         $       81 $        85
    Churn rate per month                           2.2%        2.2%
    Marketing cost per net customer
          addition                          $      676 $       661
   * Amounts for 1993 have been reclassified to conform to current year presentation.
   ** Does not include cash expenditures (in thousands) of $6,489 and $193, respectively, which relate to additions in prior periods.

       USM owns, operates and invests in cellular markets. USM owned or had the right to acquire interests, both majority and minority, in 208 cellular telephone markets at September 30, 1994, representing 24,192,000 population equivalents. USM expects to divest two of these markets and manage the operations of six additional markets in the future. In total, USM expects to manage 146 markets under agreements currently in place. The remaining interests in 62 markets are managed by others. USM's consolidated results of operations include 100% of the revenues and expenses of the systems serving its majority-owned and managed markets. The results of operations of 124 markets are included in 1994 consolidated results compared to 111 markets in 1993.

       Operating revenues increased 55.8% ($84.8 million) in 1994. The revenue increase is primarily the result of 61.5% customer growth in the systems serving its majority-owned and managed markets, growth in roamer revenues and acquisitions. Acquisitions and start-ups increased revenues 10.4% ($15.8 million). USM changed its financial reporting presentation for outbound, or pass-through, roamer revenue during the first quarter of 1994. Pass-through roamer revenue is now treated as an offset to the expense charged by other cellular carriers to USM's markets for this roaming service, and the net amount is included in system operations expense.

   Service revenues and system operations expense for 1993 have been reclassified for the effect of this change in presentation, which allows for more comparability of USM's revenues and margins to other companies in the cellular industry. While the number of customers and amount of revenues earned continued to grow, average revenue per customer  and  monthly  local  minutes  of  use  per  customer declined. Average monthly service revenues per customer declined to $81 in 1994 from $85 in 1993.

       Service revenues from local customers' usage of USM's systems increased 60.6% ($50.4 million) in 1994. Growth in the number of customers in USM's consolidated markets was the primary reason for the increase in local revenue, offset somewhat by the decrease in average monthly local minutes of use. The decrease in average minutes of use resulted in a decrease in average monthly retail revenue per customer, to $47 in 1994 from $49 in 1993. Monthly local minutes of use averaged 97 in the first nine months of 1994 compared to 104 in the same period in 1993. The decline in average local minutes of use follows an industry-wide trend and is believed to be related to the tendency of the early subscribers in a market to be the heaviest users. It also reflects USM's and the cellular industry's continued penetration of the consumer market, which tends to include more lower-usage customers. Management anticipates that average local minutes of use and average monthly revenue per customer will continue to decline as USM adds more customers. Inbound roamer revenues, earned when customers of other systems use USM's cellular systems, increased 48.4% ($24.4 million). The increase is attributable to an increase in the number of customers from other systems using USM's systems as well as an increased number of USM-managed systems and cell sites within those systems. Monthly roamer revenue per customer averaged $27 in 1994 and $30 in 1993. Long-distance revenues increased 70.1% ($6.8 million) as the volume of long-distance calls billed by USM increased.

       Equipment sales revenue reflects the sale of 98,200 and 52,700 cellular telephone units in 1994 and 1993, respectively, plus installation and accessories revenue. The average revenue per telephone unit sold was $99 in 1994 compared to $134 in 1993. The average revenue decline partially reflects USM's decision to reduce sales prices on cellular telephones to stimulate customer growth as well as reduced manufacturers' prices. Also, during the first nine months of 1994, USM used promotions which were based on increased equipment discounting. The success of these promotions led to both an increase in units sold and a decrease in average equipment sales revenue per unit.

       Operating expenses increased 43.1% ($66.6 million) in 1994. The increase in expenses was primarily the result of increased customer activations, acquisitions and increased depreciation and amortization expense related to increases in fixed assets and license costs. Acquisitions and start-ups increased operating expenses 14.0% ($21.7 million) in 1994.

       System operations expenses increased 35.9% ($8.9 million) in 1994 as a result of increases in customer usage expenses and other costs associated with operating USM's increased number of cellular systems and the growing number of cell sites within those systems. Customer usage expenses represent charges from other telecommunications service providers for local interconnection to the landline network, toll charges and roamer expenses from USM's customers' use of systems other than their local systems, offset somewhat by increased pass-through roamer revenue. Customer usage expenses grew 11.6% ($1.5 million) in 1994. Maintenance, utility and cell site expenses grew 63.6% ($7.4 million) in 1994, reflecting growth in the number of cells to 686 in 1994 from 444 in 1993 and in the number of switches in service, and the effects of acquisitions and start-ups.

       Marketing and selling expenses increased 63.2% ($17.8 million) in 1994, due primarily to the increased number of gross customer activations in 1994 and the effects of acquisitions and start-ups. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices, agent commissions, promotional expenses, local advertising and public relations expenses. Management expects that marketing and selling costs will continue to increase as additional customers are added to USM's systems.

       Cost of equipment sold reflects the increased unit sales related to the increase in gross customer activations and the increase in of 1994 promotional sales activity discussed above, offset somewhat by declining manufacturers' prices per unit. The average cost of a telephone unit sold was $263 in 1994 compared to $316 in 1993.

       General and administrative expenses increased 29.8% ($15.7 million) in 1994. These expenses include the costs of operating USM's local business offices and its corporate expenses. The increase results from the increase in the number of consolidated markets due to acquisitions as well as the growth in the customer base in existing systems. USM is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses. Of the increase in general and administrative expenses in 1994, approximately $1.5 million was specifically due to legal expenses incurred to defend the Company against claims totalling more than $200 million. The Company was successful at trial, however, the plaintiffs have appealed the decision. As a result, the Company will likely incur additional legal expenses in the future related to this case.

       Depreciation expense increased 54.6% ($10.0 million) in 1994, reflecting a 56.9% increase in average fixed assets since September 30, 1993. Amortization expense, primarily amortization of license costs, increased 36.2% ($5.0 million) in 1994. This additional amortization reflects the 22.2% ($183 million) increase in license costs for consolidated operational markets since September 30, 1993.

       Operating income was $15.6 million in 1994 compared to an operating loss of $2.6 million in 1993. Operating margin on service revenues improved to 6.9% in 1994 from (1.8%) in 1993. The improvement in operating results was primarily due to improved results in the more established markets and increased revenues from growth in the customer base, offset somewhat by costs associated with the growth of USM's operations and increased losses on equipment sales. At least 12 markets are expected to be added to consolidated operations during the remainder of 1994. The addition of these markets is expected to increase expenses as USM adds to its technical and administrative staffs to build and serve the markets. Additionally, management believes there exists a seasonality in both service revenues and operating expenses, especially marketing expenses. As a result, decreased operating income, or an operating loss, could be generated over the next several quarters.

       Cellular investment income includes USM's and TDS's share of the net incomes or losses of cellular markets in which they have a minority interest and for which they follow the equity method of accounting, net of amortization of license costs related to those minority interests.

   CELLULAR INVESTMENT INCOME
       Net of License Cost Amortization          Nine Months Ended September 30,
                                               ---------------------------------
                                                 1994        1993       Change
                                               -------    --------    --------
   (Dollars in thousands)
       Cellular Systems Managed by USM         $   773     $  (171)    $   944
       Cellular Systems Managed by Others       18,929      10,766       8,163
                                               -------     -------     -------
                                               $19,702     $10,595     $ 9,107
                                               =======     =======     =======

       Net income from cellular telephone operations was $12.4 million in 1994 compared to a net loss of $11.9 million in 1993. Such net income or loss excludes the USM minority shareholders' share of such income or loss. Net income or loss from cellular telephone operations does not include income taxes from inclusion in the TDS consolidated federal tax return. Under a tax allocation agreement between TDS and USM, TDS does not reimburse USM currently for income tax benefits and credits. Instead, such benefits and credits are carried forward until they can be used by USM.

       TDS owned an aggregate of 63,879,673 shares of common stock of USM at September 30, 1994, representing over 81% of the combined total of USM's outstanding Common and Series A Common Shares and over 96% of their combined voting power. Assuming USM Common Shares are issued in all instances in which USM has the choice to issue its Common Shares or other consideration and assuming all issuances of USM's common stock to be issued to TDS and third parties for completed and pending acquisitions and Preferred Stock conversions had been completed at September 30, 1994, TDS would have owned approximately 80% of the total outstanding common stock of USM and controlled over 95% of the combined voting power of both classes of its common stock. In the event TDS's ownership of USM falls below 80% of the total value of all of the outstanding shares of USM's stock, TDS and USM would be deconsolidated for federal income tax purposes. TDS and USM have the ability to defer or prevent deconsolidation, if deferring or preventing deconsolidation would be advantageous, by delivering TDS Common Shares and/or cash, in lieu of USM's Common Shares in connection with certain acquisitions.

   RADIO PAGING OPERATIONS

                                                 Nine Months Ended September 30,
                                               ---------------------------------
                                                 1994        1993       Change
                                               -------    --------    --------
   (Dollars in thousands, except per
      unit amounts)
   Service Operations
    Revenues*                                 $ 56,451   $  46,968     $ 9,483
                                               -------     -------     -------
    Costs and Expenses
       Cost of Services*                        13,865      12,112       1,753
       Selling and Advertising                   9,713       8,307       1,406
       General and Administrative*              20,397      18,441       1,956
       Depreciation                             10,333       8,262       2,071
       Amortization*                             1,822       1,560         262
                                               -------     -------     -------
                                                56,130      48,682       7,448
                                               -------     -------     -------
       Service Operating Income (Loss)             321      (1,714)      2,035
                                               -------     -------     -------
   Equipment Sales
    Revenue                                     10,904       8,115       2,789
    Cost of Equipment Sold                      10,740       8,179       2,561
                                               -------     -------     -------
       Equipment Sales Income (Loss)               164         (64)        228
                                               -------     -------     -------
   Operating Income (Loss)                    $    485    $ (1,778)    $ 2,263
                                               =======     =======     =======

   Radio Paging Revenues as a
    Percent of Total Revenues                     12.8%       13.6%
   Additions to Property and Equipment**      $ 21,095    $ 17,284
   Identifiable Assets                        $ 81,596    $ 67,359
   Pagers in Service                           578,400     432,900
   Average monthly service revenue per unit   $  12.15    $  13.91
   Transmitters in service                         888         625
   Disconnect rate per month                       2.7%        2.9%
   Marketing cost per net customer unit
    addition                                  $     84    $     83
   * Amounts for 1993 have been reclassified to conform to year-end 1993 presentation.
   ** Does not include cash expenditures (in thousands) of $1,227 in 1994 which relate to additions in 1993.
       Includes noncash expenditures (in thousands) of $332 in 1993.


       Service revenues increased 20.2% ($9.5 million) in the first nine months of 1994 from 1993, primarily as a result of the 33.6% growth in the number of pagers in service. A net additional 145,500 pagers have been placed in service since September 30, 1993. However, a continuing decline in average revenue per pager has slowed service revenue growth. Average monthly service revenue per pager declined 12.7% to $12.15 in the first nine months of 1994 from $13.91 in the same period of 1993. The decline in APP's average service revenue per pager is consistent with the industry trend. However, APP's average service revenue per pager remains above the industry average. Declining average monthly service revenue per pager is related to competitive factors and a shift toward lower revenue distribution channels such as resellers and customers purchasing pagers through retail operations.

       Service expenses increased 15.3% ($7.4 million) in 1994 from 1993, primarily as a result of the costs of system expansion and serving new customers. However, average monthly operating cost per unit improved 18.5% to $7.38 in 1994 from $9.05 in 1993 as a result of achieving increasing economies of scale and operating efficiencies. Cost of services increased 14.5% ($1.8 million) in 1994 reflecting the additional costs of providing service to the increased customer base, the costs of upgrading and expanding the systems to improve system reliability and coverage as well as the activation of regional systems in Oklahoma, Washington D.C., Minnesota, and central Florida. APP's transmitters in service increased to 888 at September 30, 1994 from 625 at September 30, 1993. Selling and advertising expense increased 16.9% ($1.4 million) in 1994 over 1993. The growth in gross sales caused an increase of approximately $1.2 million that relates to an increase in the number of sales employees as well as increased sales commissions paid to both sales employees and retailers. Selling and advertising expense increased at a slower rate than the rate of growth in pagers in service due to improved productivity of sales personnel and increased use of lower-cost distribution channels such as resellers and retail outlets. General and administrative expense increased 10.6% ($2.0 million) due primarily to additional bad debt expense ($552,000), additional billing costs due to an enhancement of APP's customer billing system ($340,000), increases in employee-related costs ($600,000) and additional costs of being a public company ($200,000). These increases in service expenses were offset somewhat by a refund of health and life insurance premiums totalling $540,000. Depreciation and amortization charges increased 23.8% ($2.3 million) in 1994, reflecting increased investment in pagers and related equipment, additional amortization expense due to a June 1993 acquisition and a write-down of approximately $200,000 of obsolete pagers in second quarter 1994. Based on a study of useful lives, APP shortened the estimated useful lives of pagers and transmitters beginning July 1, 1994. The change in estimated useful lives increased depreciation expense by approximately $725,000 for the third quarter of 1994 and is expected to increase depreciation expense by approximately $780,000 in the fourth quarter of 1994 and $3.8 million for 1995.

       Equipment sales revenue increased 34.4% ($2.8 million) due to APP's increased emphasis on selling pagers to customers, particularly through retail stores and resellers. Cost of equipment sold increased 31.3% ($2.6 million) also due to the increased focus on pager sales.

       Operating income was $485,000 in 1994 compared to operating loss of $1.8 million in 1993. The improvement in operating results reflects i) rapid growth in revenues due to the growth in the customer base, offset somewhat by a continuing decline in average monthly service revenue per unit and ii) increased operating expenses due to the growth in customer units and costs of upgrading the systems to improve reliability and coverages, tempered by APP's efforts to reduce costs through process improvements and economies of scale.

       Net loss from radio paging operations totalled $351,000 in 1994 compared to a net loss of $3.3 million in 1993.

   PARENT AND SERVICE COMPANY OPERATIONS

       Other income, net includes the gross income of TDS's computer, engineering and printing service companies and costs of corporate operations. Additionally, 1993's amount includes the $1.0 million charge to cease operations at APN, as discussed previously.

                                                          Nine Months Ended
                                                            September 30,
                                                         -----------------------
                                                        1994         1993
                                                     ----------   ----------
   (Dollars in thousands)
   Additions to Property and Equipment*              $    5,716   $   6,238
   Identifiable Assets                               $   81,702   $  83,352

   * Does not include cash expenditures (in thousands) of $175 and $566, respectively, which relate to additions in 1993.

   Three  Months Ended  9/30/94  Compared to  Three Months  Ended
   9/30/93

   CONSOLIDATED

       Operating  revenues  grew 29.4%  ($43.9  million)  in 1994 primarily as a result of the growth in customers served. Operating expenses rose 25.6% ($32.7 million) in 1994 as a result of the continued rapid growth in USM's cellular telephone operations and the steady growth in TDS Telecom's and APP's operations. Operating income increased 52.9% to $32.3 million in the third quarter of 1994 from $21.1 million in 1993. The increase in operating income reflects the strong gains from cellular telephone operations.


                                               Three Months Ended September 30,
                                               --------------------------------
                                                 1994        1993       Change
                                               -------    --------    --------
   (Dollars in thousands)
   CONSOLIDATED OPERATING INCOME
    Telephone Operations                       $21,941     $20,901     $ 1,040
    Cellular Telephone Operations               11,095         228      10,867
    Radio Paging Operations                       (733)         (7)       (726)
                                               -------     -------     -------
                                               $32,303     $21,122     $11,181
                                               =======     =======     =======
   Operating Margins:
    Telephone                                     27.4%       30.0%
    Cellular Telephone*                           12.8%         .4%
    Radio Paging*                                 (3.8)%        -

   * Computed on Service Revenues

       Investment and other income decreased 7.0% ($696,000) in the third quarter of 1994 over the third quarter of 1993. Cellular investment income increased 97.6% ($4.4 million), reflecting improvement in USM's equity-method markets managed by others. Minority share of income increased $2.8 million as shown in the following table. Gain on sale of cellular interests, $4.9 million in 1993, reflects the sale of two cellular minority interests.

       Minority  share  of  income  includes   (a)  the  minority
   shareholders' share of USM's net income or loss, (b) the minority partners' share of income or loss of the cellular markets majority-owned by USM and (c) the minority shareholders' share of income of a telephone company majority-owned by TDS.

   MINORITY SHARE OF INCOME

                                                Three Months Ended September 30,
                                               ---------------------------------
                                                 1994        1993       Change
                                               -------    --------    --------
   (Dollars in thousands)
    United States Cellular
       Minority Shareholders' Share            $(2,000)    $   142     $(2,142)
       Minority Partners' Share                 (1,366)       (757)       (609)
                                               -------     -------     -------
                                                (3,366)       (615)     (2,751)
    TDS Telecom                                   (244)       (218)        (26)
                                               -------     -------     -------
                                               $(3,610)    $  (833)    $(2,777)
                                               =======     =======     =======

       Interest expense increased 2.7% ($269,000) in 1994, primarily due to an increase in short-term notes payable. Income tax expense increased 47.8% ($4.5 million) in 1994 compared with 1993 as pretax income increased. The effective income tax rate was 44% in the third quarter of 1994 and 1993.

       Net income increased to $17.6 million in the third quarter of 1994 from $11.9 million in 1993. Earnings per common share were $.31 in 1994 and $.23 in 1993. The weighted average number of common shares outstanding increased 12.4% in 1994.

   TELEPHONE OPERATIONS
                                          Three Months Ended September 30,
                             --------------------------------------------------
                                                          Change       Change
                                                          Due To     Excluding
                                1994     1993   Change Acquisitions Acquisitions
                             --------------------------------------------------
   (Dollars in thousands,
    except per access
    line amounts)
   Operating Revenues
    Local Service           $ 21,213  $ 19,030  $ 2,183   $    442    $ 1,741
    Network Access and
      Long-Distance           48,372    41,326    7,046      5,428      1,618
    Miscellaneous             10,388     9,281    1,107        452        655
                            --------  --------  -------   --------    -------
                              79,973    69,637   10,336      6,322      4,014

   Operating Expenses
    Network Operations        14,187    11,057    3,130      3,190        (60)
    Customer Operations       11,311    10,081    1,230        555        675
    Corporate and Other       13,700    11,608    2,092      1,028      1,064
    Depreciation              17,845    15,071    2,774        676      2,098
    Amortization                 989       919       70         72         (2)
                            --------  --------  -------   --------    -------
                              58,032    48,736    9,296      5,521      3,775
                            --------  --------  -------   --------    -------
   Operating Income         $ 21,941  $ 20,901  $ 1,040   $    801    $   239
                            ========  ========  =======   ========    =======
   Average monthly revenue
     per access line*        $    70  $     67
   * Excludes revenues of long distance carrier in 1994.

       Operating revenues from telephone operations increased 14.8% ($10.3 million) in the third quarter of 1994 compared to 1993. The increase in revenues was primarily due to the effects of acquisitions, internal access line growth, recovery of increased costs of providing network access and sales of custom-calling and other features. Local service revenues increased 11.5% ($2.2 million) in 1994, network access and long-distance revenues increased 17.1% ($7.0 million), and miscellaneous revenues increased 11.9% ($1.1 million) for reasons generally the same as for the first nine months. Operating expenses increased 19.1% ($9.3 million) in 1994, for reasons generally the same as for the first nine months.

   CELLULAR TELEPHONE OPERATIONS

                                                Three Months Ended September 30,
                                               ---------------------------------
                                                 1994        1993       Change
                                               -------    --------    --------
   (Dollars in thousands, except per
      unit amounts)
   Operating Revenues
    Service*                                   $86,675     $57,869     $28,806
    Equipment Sales                              3,251       2,081       1,170
                                               -------     -------     -------
                                                89,926      59,950      29,976
                                               -------     -------     -------

   Operating Expenses
    System Operations*                          12,086       9,405       2,681
    Marketing and Selling                       16,058      10,615       5,443
    Cost of Equipment Sold                       8,826       8,252         574
    General and Administrative                  25,052      19,597       5,455
    Depreciation                                10,050       6,720       3,330
    Amortization                                 6,759       5,133       1,626
                                               -------     -------     -------
                                                78,831      59,722      19,109
                                               -------     -------     -------
   Operating Income                            $11,095     $   228     $10,867
                                               =======     =======     =======
    Average monthly service revenue per unit*  $    83     $    91
    Churn rate per month                           2.2%        2.5%
    Marketing cost per net customer addition   $   698     $   626
   * Amounts for 1993 have been reclassified to conform to current year presentation.


       Service revenues increased 49.8% ($28.8 million) in the third quarter of 1994. The revenue increase is primarily the result of 61.5% customer growth in the systems serving USM's majority-owned and managed markets, growth in roamer revenues and the effects of acquisitions and start-ups. Average monthly service revenue per customer declined to $83 in 1994 from $91 in 1993. Monthly local minutes of use averaged 99 in the third quarter of 1994 compared to 107 in 1993. Revenues from local customers' usage of USM's systems increased 55.9% ($17.5 million) in 1994 primarily due to the increased number of customers served. Inbound roamer revenues increased 40.0% ($8.6 million) in 1994. The increase in inbound roamer revenues is primarily due to the increased number of other carriers' customers using USM's systems and the growth in the number of cell sites within those systems. Long-distance revenues increased 47.1% ($2.1 million) as the volume of long-distance calls billed by USM increased.

       Equipment sales  revenue reflects the  sale of 35,100  and
   28,300   cellular   telephone   units   in  1994   and   1993,
   respectively. The average revenue per telephone unit sold was $93 in 1994 compared to $73 in 1993.

       Operating expenses increased 32.0% ($19.1 million) in the third quarter of 1994 for reasons generally the same as for the first nine months.

       Operating income was $11.1 million in 1994 compared to $228,000 in 1993. Operating margin on service revenues improved to 12.8% in 1994 from .4% in 1993. The improvement in operating income was primarily due to increased revenues and cost efficiencies, partially offset by the costs associated with the growth of USM's operations and the addition of new markets.

       Cellular investment income includes USM's and TDS's share of the net incomes or losses of cellular markets in which they have a minority interest and for which they follow the equity method of accounting, net of amortization of license cost related to those minority interests.

   CELLULAR INVESTMENT INCOME
       Net of License Cost Amortization         Three Months Ended September 30,
                                               -------------------------------
                                                 1994        1993       Change
                                               -------    --------    --------
   (Dollars in thousands)
       Cellular Systems Managed by USM         $   393     $   122     $   271
       Cellular Systems Managed by Others        8,425       4,341       4,084
                                               -------     -------     -------
                                               $ 8,818     $ 4,463     $ 4,355
                                               =======     =======     =======

       Net income from cellular telephone operations was $8.9 million in 1994 compared to a net loss of $701,000 in 1993. Such net income or loss excludes the USM minority shareholders' share of such income or loss. Net income or loss from cellular telephone operations does not include income taxes from inclusion in the TDS consolidated federal tax return. Under a tax allocation agreement between TDS and USM, TDS does not reimburse USM currently for income tax benefits and credits. Instead, such benefits and credits are carried forward until they can be used by USM.


   RADIO PAGING OPERATIONS
                                                Three Months Ended September 30,
                                               ---------------------------------
                                                 1994        1993       Change
                                               -------    --------    --------
   (Dollars in thousands, except per
      unit amounts)
   Service Operations
    Revenues*                                  $19,488    $ 16,865     $ 2,623
                                               -------     -------     -------
    Costs and Expenses
       Cost of Services*                         5,196       4,382         814
       Selling and Advertising                   3,615       2,961         654
       General and Administrative*               6,913       6,171         742
       Depreciation                              3,970       2,971         999
       Amortization*                               619         647         (28)
                                               -------     -------     -------
                                                20,313      17,132       3,181
                                               -------     -------     -------
       Service Operating Loss                     (825)       (267)       (558)
                                               -------     -------     -------
   Equipment Sales
    Revenue                                      3,718       2,739         979
    Cost of Equipment Sold                       3,626       2,479       1,147
                                               -------     -------     -------
       Equipment Sales Income                       92         260        (168)
                                               -------     -------     -------
   Operating Loss                              $  (733)    $    (7)    $  (726)
                                               =======     =======     =======

   Average monthly service revenue per unit    $ 11.66     $ 13.50
   Disconnect rate per month                      2.6%         3.0%
   Marketing cost per net customer unit
    addition                                   $    86     $    87
   * Amounts for 1993 have been reclassified to conform to year-end 1993 presentation.

       Service revenues increased 15.6% ($2.6 million) in the third quarter of 1994 from 1993, primarily as a result of the 33.6% growth in the number of pagers in service. Service expenses increased 18.6% ($3.2 million) in 1994 from 1993, primarily as a result of the costs of system expansion and serving new customers. Depreciation expense increased approximately $725,000 due to a change in the estimated useful lives of pagers and transmitters. Operating loss was $733,000 in 1994 compared to $7,000 in 1993. Net loss from radio paging operations totalled $573,000 in 1994 compared to a net loss of $691,000 in 1993.

   FINANCIAL RESOURCES AND LIQUIDITY
   ---------------------------------

       Cash flows from operating activities totalled $158.3 million in the first nine months of 1994 compared to $113.7 million in 1993. Consolidated operating cash flow totalled $192.8 million in 1994 compared to $143.3 million in 1993. The 34.6% increase in operating cash flow reflects improved operating cash flow in all three of TDS's primary business units.

                                                 Nine Months Ended September 30,
                                               -------------------------------
                                                 1994        1993       Change
                                               -------    --------    --------
   (Dollars in thousands)
   OPERATING CASH FLOW
    Telephone Operations                     $ 117,442   $ 105,669    $ 11,773
    Cellular Telephone Operations               62,732      29,540      33,192
    Radio Paging Operations                     12,640       8,044       4,596
                                               -------     -------      ------
                                             $ 192,814   $ 143,253    $ 49,561
                                               =======     =======      ======

       Cash flows from other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $34.5 million in the first nine months of 1994 compared to $29.5 million in 1993.

       Cash flows from financing activities totalled $107.1 million in the first nine months of 1994 compared to $117.8 million in 1993. Sales of common stock by TDS and APP and long- and short-term borrowings provided most of the Company's external financing requirements during the first nine months of 1994. Long-term debt borrowings, primarily under TDS's Medium-Term Note Program, provided most of the Company's external financing requirements during the first nine months of 1993. TDS has used short-term debt to finance its cellular telephone and radio paging operations, for acquisitions and for general corporate purposes. Proceeds from the sale of long-term debt and equity securities from time to time have retired such short-term debt.

       Cash flows from investing activities required cash of $260.3 million in the first nine months of 1994 compared to $211.8 million in 1993. Such cash flows primarily consist of additions to property, plant and equipment requiring the use of cash, and cash flows for acquisitions and investments in cellular telephone partnerships. Cash expenditures for property, plant and equipment totalled $221.2 million in the first nine months of 1994 compared to $135.9 million in 1993. Cash used for acquisitions totalled $25.3 million and $47.9 million in the first nine months of 1994 and 1993, respectively.

       Additions to telephone plant and equipment totalled $72.5 million for the first nine months of 1994. Management expects that plant and equipment additions will total about $107 million in 1994, exclusive of acquisitions. This construction budget includes $34 million for digital switches, $58 million for outside plant upgrades such as the installation of fiber optic cables and $15 million for other construction. The Company plans to finance its telephone construction programs primarily using internally generated funds supplemented by long-term financing obtained under federal government programs.

       Additions to cellular telephone plant and equipment totalled $110.6 million for the first nine months of 1994. Management expects such cellular telephone expenditures during 1994 to total about $147 million for enhancements of existing majority-owned systems and for the construction of switching offices and cell sites. These additions will be financed by a combination of the Company's short-term bank financing, vendor financing and sales of USM equity and/or debt securities.


*
                                -17-

       Additions to radio paging property and equipment totalled $21.1 million for the first nine months of 1994. Management expects that such property and equipment additions will total about $27 million in 1994, primarily for the purchase of pagers. The Company's short-term bank financing along with radio paging operations' internally generated cash will finance these property additions.

       Other fixed asset additions totalled $5.7 million for the first nine months of 1994. Management expects that these additions will total about $10 million in 1994 and will be financed primarily using short-term bank notes along with internally generated cash.

       Cash flows used for acquisitions, net of cash acquired, totalled $25.3 million in the first nine months of 1994 compared to $47.9 million in 1993. During the first nine months of 1994, TDS purchased controlling interests in nine cellular markets and several minority cellular interests representing a total of 1.2 million population equivalents and two telephone companies. Some of the entities acquired during 1994 were subject to acquisition agreements prior to 1993. The aggregate consideration for the acquisitions completed in 1994 was $189.1 million, consisting of $30.1 million in cash,
   3.4 million TDS Common Shares ($154.3 million), 49,000 USM Common Shares ($1.3 million), cancellation of a note receivable ($1.4 million) and the obligation to deliver 42,000 TDS Common Shares ($2.0 million) in the future.

       TDS's active acquisition program may require substantial external financing during the remainder of 1994. TDS and its subsidiaries had entered into agreements at September 30, 1994, to acquire controlling interests in five cellular markets and one minority interest representing approximately 878,000 population equivalents, four telephone companies and one paging company for an aggregate consideration of approximately $131.4 million. If all of these pending acquisitions are completed as planned, TDS will issue approximately 2.5 million Common Shares ($108.1 million), 125,000 Preferred Shares ($12.5 million) and will pay approximately $10.8 million in cash. Any cellular interests acquired by TDS are expected to be assigned to USM, and at the time this occurs USM will reimburse TDS for TDS's consideration delivered and costs incurred in such acquisitions in the form of USM Common Shares, notes payable and cash. Additionally, USM has commitments to issue 812,000 of its Common Shares in 1994 through 1996 in connection with acquisitions closed in 1993 and prior years.

       TDS and USM plan to continue to acquire additional cellular interests in markets that strengthen USM's position, and are currently negotiating agreements for the acquisition of additional cellular interests. TDS and APP are also currently negotiating agreements for the acquisition of additional telephone and paging companies, respectively.

       On November 8, 1994, APP acquired five regional narrowband Personal Communications Services ("PCS") licenses at auction by the Federal Communications Commission ("FCC"). Each of these five licenses consists of a 50 kHz channel paired with a 12.5 kHz return channel. The licenses, when granted, will authorize APP to introduce two-way wireless messaging services including acknowledgement paging, data and telemetry services, and digitized voice messaging throughout the United States. APP intends to begin deploying services in early 1996 in some of its existing markets. APP's bid for the licenses aggregated $53.6 million. According to FCC auction procedures, APP will make a 20% down payment on the licenses by November 15, 1994, and pay the remaining 80% five days after the FCC has granted the licenses. See "Liquidity" for a discussion of the Company's financial resources.

       TDS is a party to a legal proceeding before the Federal Communications Commission ("FCC") involving a cellular license in a Wisconsin Rural Service Area. Pending the resolution of the issues in the Wisconsin proceeding, further FCC grants to TDS and its subsidiaries will be conditioned on the outcome of that proceeding. TDS's and USM's ability to sell or exchange properties with third parties while such proceeding is pending may be affected. See Note 14 of Notes to Consolidated Financial Statements, Legal Proceedings (La Star Application), in the Company's 1993 Annual Report to Shareholders for a discussion of the proceeding involving the Wisconsin Rural Service Area and the La Star proceeding. As disclosed in the Company's Current Report on Form 8-K dated March 30, 1994, the FCC's decision in the La Star proceeding was vacated and remanded to the FCC for further proceedings by a federal court of appeals. The Company will evaluate what impact the proceedings in the La Star matter may have on the Wisconsin proceeding.

       Liquidity. Management believes that TDS has adequate internal and external resources to finance its business development, construction and acquisition programs. TDS and its subsidiaries had cash and temporary investments totalling $81.0 million and longer-term investments totalling $71.1 million at September 30, 1994. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries' debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

       TDS and its subsidiaries had $113.1 million of bank lines of credit for general corporate purposes at September 30, 1994, all of which were committed. Unused amounts of such lines totalled $33.2 million, all of which were committed. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

       TDS and USM also have access to debt and equity capital markets, including shelf registration statements covering issuance of common stock for acquisitions, and in the case of TDS, covering the issuance of Common Shares for cash. TDS's shelf registration statement for Common Shares for acquisitions had 4.3 million unissued shares at September 30, 1994, including 2.5 million shares reserved under definitive agreements. TDS has a universal shelf registration statement which may be used from time to time to issue debt securities and/or Common Shares for cash. At September 30, 1994, $277.6 million remained unused on the universal shelf. Of this unused amount, up to $150 million has been allocated to TDS's Series C Medium-Term Note Program. The remaining $127.6 million may be used for either debt or equity security issuances. In February 1994, APP issued 3.5 million Common Shares in an initial public offering at a price of $14.00 per share. The $45.6 million proceeds (after underwriting discount) were used to reduce TDS's short-term debt and for general corporate purposes.

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

                   TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                   -------------------------------------------------
                           CONSOLIDATED STATEMENTS OF INCOME
                           ---------------------------------
                                      Unaudited
                                      ---------

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------- -------------------
                                         1994       1993       1994       1993
                                       ---------  --------   --------   --------
                                (Dollars in thousands, except per share amounts)
   OPERATING REVENUES
     Telephone                        $  79,973 $  69,637   $221,321  $ 199,843
     Cellular telephone                  89,926    59,950    236,816    151,970
     Radio paging                        23,206    19,604     67,355     55,083
                                      --------- ---------   --------- ---------
                                        193,105   149,191    525,492    406,896
                                      --------- ---------   --------- ---------
   OPERATING EXPENSES
     Telephone                           58,032    48,736    153,808    138,200
     Cellular telephone                  78,831    59,722    221,202    154,562
     Radio paging                        23,939    19,611     66,870     56,861
                                      --------- ---------   --------- ---------
                                        160,802   128,069    441,880    349,623
                                      --------- ---------   --------- ---------

   OPERATING INCOME                      32,303    21,122     83,612     57,273
                                      --------- ---------   --------- ---------
   INVESTMENT AND OTHER INCOME
     Interest and dividend income         3,148     2,117      7,652      5,663
     Minority share of income            (3,610)     (833)    (7,495)    (1,111)
     Cellular investment income, net
       oflicense cost amortization        8,818     4,463     19,702     10,595
     Gain on sale of cellular
       interests                              -     4,851          -      4,970
     Other income (expense), net            879      (667)       588        (71)
                                      --------- ---------   --------- ---------
                                          9,235     9,931     20,447     20,046
                                      --------- ---------   --------- ---------
   INCOME BEFORE INTEREST
     AND INCOME TAXES                    41,538    31,053    104,059     77,319
     Interest expense                    10,067     9,798     28,760     27,881
                                      --------- ---------   --------- ---------
   INCOME BEFORE INCOME TAXES            31,471    21,255     75,299     49,438
     Income tax expense                  13,848     9,368     33,132     21,781
                                      --------- ---------   --------- ---------
   NET INCOME BEFORE CUMULATIVE
     EFFECT OF ACCOUNTING
     CHANGES                             17,623    11,887     42,167     27,657
   Cumulative effect of accounting
     changes                                  -         -       (723)         -
                                      --------- ---------   --------- ---------
   NET INCOME                            17,623    11,887     41,444     27,657
   Preferred Dividend Requirement          (457)     (594)    (1,733)    (1,789)
                                      --------- ---------   --------- ---------
   NET INCOME AVAILABLE TO
     COMMON                           $  17,166 $  11,293   $ 39,711  $  25,868
                                      ========= =========   ========= =========

   WEIGHTED AVERAGE COMMON
     SHARES (000s)                       54,282    48,302     53,121     46,339

   EARNINGS PER COMMON SHARE:
     Before cumulative effect of
       accounting changes             $     .31 $     .23   $    .75  $     .56
     Cumulative effect of accounting
       changes                                -         -       (.01)         -
                                      --------- ---------   --------- ---------
     Net Income                       $     .31 $     .23   $    .74  $     .56
                                      ========= =========   ========= =========

   DIVIDENDS PER COMMON AND
     SERIES A COMMON SHARE            $     .09 $     .085  $    .27  $     .255
                                      ========= =========   ========= =========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                  -------------------------------------------------
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------
                                      Unaudited
                                      ---------

                                                              Nine Months Ended
                                                                Septmber 30,
                                                           --------------------
                                                             1994       1993
                                                           --------   --------
                                                         (Dollars in thousands)
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                           $ 41,444    $ 27,657
     Add (Deduct) adjustments to reconcile net income
      to net cash provided by operating activities
        Cumulative effect of accounting changes                723           -
        Depreciation and amortization                      117,061      93,437
        Deferred taxes                                      14,155       9,171
        Investment income                                  (22,549)    (14,405)
        Minority share of income                             7,495       1,111
        Gain on sale of cellular interests                       -      (4,970)
        Other noncash expense                                4,220       6,264
        Change in accounts receivable                      (20,968)    (13,587)
        Change in accounts payable                           7,341       5,505
        Change in accrued taxes                              4,808       1,633
        Change in other assets and liabilities               4,577       1,912
                                                          --------    --------
                                                           158,307     113,728
                                                          --------    --------
   CASH FLOWS FROM FINANCING ACTIVITIES
     Long-term debt borrowings                               8,994     119,900
     Repayments of long-term debt                          (22,837)    (29,386)
     Change in notes payable                                73,600      (9,726)
     Common stock issued                                     8,366      50,689
     Minority partner capital
      contributions (distributions)                          9,458        (605)
     Redemption of preferred stock                            (268)       (104)
     Dividends paid                                        (15,483)    (13,165)
     Sale of stock by a subsidiary                          45,253         241
                                                          --------    --------
                                                           107,083     117,844
                                                          --------    --------
   CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment           (221,239)   (135,930)
     Investments in and advances to cellular
      minority partnerships                                (17,274)    (14,478)
     Distributions from partnerships                        12,647       8,157
     Proceeds from investment sales                              -       6,750
     Other investments                                      (8,355)    (28,327)
     Acquisitions, excluding cash acquired                 (25,252)    (47,940)
     Change in temporary investments                          (844)          8
                                                          --------    --------
                                                          (260,317)   (211,760)
                                                          --------    --------
   NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                        5,073      19,812
   CASH AND CASH EQUIVALENTS -
     Beginning of period                                    55,666      40,810
                                                          --------    --------
     End of period                                        $ 60,739    $ 60,622
                                                          ========    ========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                  TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                  -------------------------------------------------
                              CONSOLIDATED BALANCE SHEETS
                              ---------------------------
                                        ASSETS
                                        ------

                                              (Unaudited)
                                           September 30, 1994 December 31, 1993
                                           ------------------ -----------------
                                                    (Dollars in thousands)
   CURRENT ASSETS
     Cash and cash equivalents                  $   60,739        $    55,666
     Temporary investments                          20,217             17,719
     Accounts receivable from
      customers and others                         106,853             80,796
     Materials and supplies, at average cost,
      and other current assets                      30,521             25,375
                                                -----------       ------------
                                                   218,330            179,556
                                                -----------       ------------


   INVESTMENTS
     Cellular limited partnership interests        115,430            101,210
     Cellular license acquisition costs, net       115,961             92,277
     Marketable equity securities                   22,760             19,368
     Other                                         130,347            115,532
                                                -----------       ------------
                                                   384,498            328,387
                                                -----------       ------------


   PROPERTY, PLANT AND EQUIPMENT
     Telephone plant and franchise costs, net      715,030            638,848
     Cellular telephone plant and
      license costs, net                         1,209,209          1,014,103
     Radio paging, net                              60,864             52,945
     Other, net                                     35,267             32,402
                                                -----------       ------------
                                                 2,020,370          1,738,298
                                                -----------       ------------


   OTHER ASSETS AND DEFERRED CHARGES                11,742             12,941
                                                -----------       ------------

                                                $2,634,940        $ 2,259,182
                                                ===========       ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                  -------------------------------------------------
                              CONSOLIDATED BALANCE SHEETS
                              ---------------------------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

                                              (Unaudited)
                                           September 30, 1994 December 31, 1993
                                           ------------------ -----------------
                                                    (Dollars in thousands)
   CURRENT LIABILITIES
     Current portion of long-term debt
      and preferred stock                       $   36,565        $    24,859
     Notes payable                                  79,909              6,309
     Accounts payable                               86,746             82,878
     Advance billings and customer deposits         19,582             17,273
     Accrued interest                                3,852              8,968
     Accrued taxes                                  13,024              7,995
     Other current liabilities                      23,798             15,249
                                                -----------       ------------
                                                   263,476            163,531
                                                -----------       ------------


   DEFERRED LIABILITIES AND CREDITS                103,746             90,979
                                                -----------       ------------

   LONG-TERM DEBT, excluding current portion       521,046            514,442
                                                -----------       ------------

   REDEEMABLE PREFERRED STOCK, excluding
     current portion                                15,401             25,632
                                                -----------       ------------

   MINORITY INTEREST in subsidiaries               266,129            223,480
                                                -----------       ------------

   NONREDEEMABLE PREFERRED STOCK                    16,421             16,833
                                                -----------       ------------


   COMMON STOCKHOLDERS' EQUITY
     Common Shares, par value $1 per share          47,392             43,504
     Series A Common Shares, par value
      $1 per share                                   6,887              6,881
     Common Shares issuable (41,908 and 304,328
      shares, respectively)                          1,995             15,189
     Capital in excess of par value              1,277,427          1,069,022
     Retained earnings                             115,020             89,689
                                                -----------       ------------
                                                 1,448,721          1,224,285
                                                -----------       ------------

                                                $2,634,940        $ 2,259,182
                                                ===========       ============

         The accompanying notes to consolidated financial statements are an integral part of these statements.

            TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1. The September 30, 1994 consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K as amended with respect to Note 7 of the Combined Financial Statements of the Los Angeles SMSA Limited Partnership, Nashville/Clarksville MSA Limited Partnership and Baton Rouge MSA Limited Partnership, with respect to certain investments in debt and equity securities, Note 2 of Notes to Consolidated Financial Statements included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and with respect to certain commitments and contingencies, Note 5 of the Notes to Consolidated Financial Statements included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

        The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1994, and the results of operations and cash flows for the nine months ended September 30, 1994 and 1993. The results of operations for the nine months ended September 30, 1994 and 1993, are not necessarily indicative of the results to be expected for the full year. Certain 1993 cellular and paging operating revenues and expenses have been reclassified to conform to current year presentation.

   2. Earnings per Common Share were computed by dividing Net Income Available to Common, less an amount due to a subsidiaries issuable securities, by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common stock equivalents at September 30, 1994, consist of dilutive Common Share options.

   3. Assuming that acquisitions accounted for as purchases during the period January 1, 1993, to September 30, 1994, had taken place on January 1, 1993, pro forma results of operations from continuing operations would have been, for the nine months ended September 30, 1994: operating revenues $548.1 million, net income before cumulative effect of accounting changes $42.2 million and primary earnings per common share before cumulative effect of accounting changes $.74; and would have been, for the nine months ended September 30, 1993: operating revenues $452.2 million, net income before cumulative effect of accounting changes $18.4 million and primary earnings per common share before cumulative effect of accounting changes $.32.

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

        TDS  acquired  certain  cellular  licenses  and  operating companies in 1994 and 1993. TDS also acquired one telephone company during the first nine months of 1994 and two telephone companies and one paging company during the first nine months of 1993. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed, and Common Shares and Preferred Shares issued.

                                                     Nine Months Ended
                                                       September 30,
                                             --------------------------------
                                                  1994               1993
                                             -------------       ------------
                                                    (Dollars in thousands)
     Property, plant and equipment             $  68,021         $   65,586
     Cellular licenses                           142,341            272,097
     Increase (decrease) in equity method
      investment in cellular interests            (6,207)            (4,670)
     Long-term debt                              (21,931)           (22,934)
     Deferred credits                             (5,478)            (3,907)
     Other assets and liabilities,
      excluding cash and cash equivalents          5,447              2,267
     Minority interest                               621            (11,471)
     Common Shares issued and issuable          (156,283)          (235,466)
     Preferred Shares issued                           -             (3,000)
     USM Stock issued and issuable                (1,279)            (7,653)
     Subsidiary preferred stock issued                 -             (2,909)
                                               ---------         ---------
     Decrease in cash due to acquisitions      $  25,252         $   47,940
                                               =========         =========


     The following table summarizes interest and income taxes paid, and other non-cash transactions.

                                                     Nine Months Ended
                                                       September 30,
                                             --------------------------------
                                                  1994               1993
                                             -------------       ------------
                                                    (Dollars in thousands)
     Interest paid                             $  33,748         $   28,942
     Income taxes paid                            13,288             13,129
     Common Shares issued by TDS for
      conversion of TDS and Subsidiary
      Preferred Stock                          $     411         $    1,949

                  PART II.   OTHER INFORMATION
                  ----------------------------



   Item 1.  Legal Proceedings
   --------------------------

   Townes Telecommunications, Inc., et. al. v. TDS, et. al.
   -------------------------------------------------------

       Plaintiffs Townes Telecommunications, Inc. ("Townes"), Tatum Telephone Company ("Tatum Telephone") and Tatum Cellular Telephone Company ("Tatum Cellular") filed a suit in the District Court of Rusk County, Texas, against both TDS and USM as defendants. Plaintiff Townes alleged that it entered into an oral agreement with defendants which established a joint venture to develop cellular business in certain markets. Townes alleged that defendants usurped a joint venture opportunity and breached fiduciary duties to Townes by purchasing interests in nonwireline markets in Texas RSA #11 and the Tyler (Texas) MSA on their own behalf rather than on behalf of the alleged joint venture. In its Fifth Amendment Original Petition Townes sought unspecified damages not to exceed $33 million for usurpation, breach of fiduciary duty, civil conspiracy, breach of contract and tortious interference. Townes also sought imposition of a constructive trust on defendants' profits from Texas RSA #11 and the Tyler (Texas) MSA and transfer of those interests to the alleged joint venture. In addition, Townes sought reasonable attorneys' fees equal to one-third of the judgement, along with prejudgement interest. Plaintiffs Tatum Telephone and Tatum Cellular sought a declaration that transfers by defendants of a 49% interest in Tatum Cellular violated a five-year restriction on alienation of Tatum Cellular shares contained in a written shareholders' agreement. Tatum Telephone and Tatum Cellular sought to void the transfers. All plaintiffs together sought as much as $200 million in punitive damages.

       The case went to trial on April 25, 1994. On May 5, 1994 the jury returned a verdict in favor of TDS and USM on all issues. Plaintiffs thereafter made a motion for a mistrial which the Court denied on June 17, 1994. On June 17, the Court also entered judgement on the jury's verdict in favor of TDS and USM. On July 15, 1994 Plaintiffs filed a motion for a new trial. That motion was denied on August 11, 1994. The Plaintiffs filed an appeal of the case on September 12, 1994. Defendants intend to vigorously contest any issues raised on appeal.


   Item 6.  Exhibits and Reports on Form 8-K.
   ------------------------------------------

       (a)  Exhibit 11 -    Computation  of earnings  per  common
                            share.

       (b)  Exhibit 12 -    Statement  regarding  computation  of
                            ratios.

       (c)  Exhibit 27 -    Financial Data Schedule

       (d)  Exhibit 99.1 -  Unaudited Consolidated  Statements of
                            Income  for  the Twelve  Months Ended
                            September 30, 1994 and 1993.

            Exhibit 99.2 -  Pro Forma Financial Information.

       (e)  Reports on  Form 8-K  filed during the  quarter ended
            September 30, 1994:

            No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                              SIGNATURES
                              ----------



        Pursuant  to the requirements  of the Securities Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TELEPHONE AND DATA SYSTEMS, INC.
                              ----------------------------------

                                        (Registrant)



   Date  November 10, 1994              MURRAY L. SWANSON
         -----------------      ----------------------------------
                                Murray L. Swanson
                                Executive Vice President-Finance


   Date  November 10, 1994            GREGORY J. WILKINSON
         -----------------      ----------------------------------
                                Gregory J. Wilkinson
                                Vice President and Controller
                                (Principal Accounting Officer)