Form 10-K405
TELEPHONE & DATA SYSTEMS INC
filed 1995-03-24
CIK 96966

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                          OR
       / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER 1-8251

--------------------------------------------------------------------------------
                        TELEPHONE AND DATA SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)
--------------------------------------------------------------------------------

              IOWA                           36-2669023
--------------------------------  --------------------------------
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

                                   Name of each exchange
     Title of each class            on which registered
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___X___

    As of February 28, 1995, the aggregate market values of the registrant's Common Shares, Series A Common Shares and Preferred Shares held by nonaffiliates were approximately $2.3 billion, $14.6 million and $62.0 million, respectively. The closing price of the Common Shares on February 28, 1995, was $45.625, as reported by the American Stock Exchange. Because no market exists for the Series A Common Shares and Preferred Shares, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares were initially issued by the registrant in exchange for Common Shares on a one-for-one basis and are convertible on a share-for-share basis into Common Shares, (ii) each nonconvertible Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each convertible Preferred Share has a value of $45.625 times the number of Common Shares into which it was convertible on February 28, 1995.

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1995, is 50,147,231 Common Shares, $1 par value, and 6,876,432 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1994 Annual Report to Shareholders described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Part II of this report.

--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                   PAGE NUMBER
                                                                 OR REFERENCE(1)
                                                                 ---------------
Item  1.  Business.............................................           3
Item  2.  Properties...........................................          31
Item  3.  Legal Proceedings....................................          32
Item  4.  Submission of Matters to a Vote of Security
            Holders............................................          33
Item  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters................................          33     (2)
Item  6.  Selected Financial Data..............................          33     (3)
Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................          33     (4)
Item  8.  Financial Statements and Supplementary Data..........          33     (5)
Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure................          33
Item 10.  Directors and Executive Officers of the Registrant...          34
Item 11.  Executive Compensation...............................          34
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.........................................          34
Item 13.  Certain Relationships and Related Transactions.......          34
Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K........................................          35

---------

(1) Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 1994 ("Annual Report").

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

TELEPHONE AND DATA SYSTEMS, INC.
30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602
TELEPHONE (312) 630-1900
                                                                       [LOGO]
--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

    Telephone and Data Systems, Inc. (the "Company" or "TDS"), is a diversified telecommunications service company with cellular telephone, local telephone and radio paging operations. At December 31, 1994, the Company served approximately
1.5 million customer units in 37 states, including 421,000 cellular telephones, 392,500 telephone access lines and 652,800 pagers. For the year ended December 31, 1994, cellular operations provided 45% of the Company's consolidated revenues; telephone operations provided 42%; and paging operations provided 13%. The Company's business development strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other telecommunications businesses that management believes will utilize the Company's expertise in customer-based telecommunications services.

    The Company conducts substantially all of its cellular operations through its 81.3%-owned subsidiary, United States Cellular Corporation (AMEX symbol "USM"), which is engaged through subsidiaries and joint ventures primarily in the development and operation of and the acquisition of interests in cellular markets. USM owns, operates, invests in and has the right to acquire interests in cellular telephone systems representing approximately 25.2 million population equivalents in 207 markets in 36 states. USM owns a controlling interest in and manages cellular systems serving 130 markets ("consolidated markets"). Since the beginning of 1990, the number of cellular customers in USM's consolidated markets has increased from 36,100 to 421,000.

    The Company conducts substantially all of its telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom"). TDS Telecom currently operates 96 telephone companies serving 392,500 access lines in 29 states. TDS Telecom is expanding through the selective acquisition of local exchange telephone companies serving rural and suburban areas and by offering additional lines of telecommunications products and services to existing customers. TDS Telecom has acquired 23 telephone companies since the beginning of 1990. These acquisitions added 64,800 access lines during this five-year period, while internal growth added 63,800 lines.

    The Company conducts substantially all of its radio paging operations through its 82.5%-owned subsidiary, American Paging, Inc. (AMEX symbol "APP"). APP offers radio paging and related services through its subsidiaries. Since the beginning of 1990, the number of pagers in service increased from 161,600 to 652,800 at December 31, 1994, primarily from internal growth. APP provides service through 36 sales and service operating centers in 14 states and the District of Columbia. APP's service areas cover a total population of approximately 75 million.

    The Company was incorporated in Iowa in 1968. The Company's executive offices are located at 30 North LaSalle Street, Chicago, Illinois 60602. Its telephone number is 312-630-1900.

    Unless the context indicates otherwise: (i) references to "TDS" or the "Company" refer to Telephone and Data Systems, Inc., and its subsidiaries; (ii) references to "USM" refer to United States Cellular Corporation and its subsidiaries; (iii) references to "TDS Telecom" refer to TDS

Telecommunications Corporation and its subsidiaries; (iv) references to "APP" refer to American Paging, Inc. and its subsidiaries; (v) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas; (vi) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas; (vii) references to cellular "markets" or "systems" refer to MSAs, RSAs or both; and (viii) references to "population equivalents" mean the population of a market, based on 1994 Donnelley Marketing Service Estimates, multiplied by the percentage interests that the Company owns or has the right to acquire in an entity licensed, designated to receive a license or expected to receive a construction permit ("licensee") by the FCC to construct or operate a cellular or a Personal Communications Services ("PCS") system in such market.

RECENT DEVELOPMENTS

    In March 1995, American Portable Telecommunications, Inc. ("APT"), a wholly owned subsidiary of TDS, was the successful bidder for eight broadband PCS licenses at an auction conducted by the FCC. These 30 Megahertz ("MHz") PCS licenses will, when granted, authorize the Company to provide two-way voice and data services on new wireless, digital networks. TDS's licenses will cover the Major Trading Areas of Minneapolis-St. Paul, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City, Columbus, Alaska and Guam-N. Mariana Islands, and account for 27.9 million population equivalents.

    APT's successful bid commitment totalled $289.2 million for the eight licenses, or $10.35 per population equivalent. As required by FCC auction procedures, the Company has made a 20% down payment (less its initial $20.4 million deposit) on the licenses, and will complete the payment five business days after the FCC has granted the licenses. Management anticipates that initial construction will begin in late 1995 or early 1996 following detailed engineering and site procurement. Marketing and selling activities along with commercial operations are anticipated to commence in late 1996 or early 1997.

    Management anticipates that construction, development and introduction of PCS networks and services in these new markets (excluding the cost of the licenses) may involve expenditures of $400 million to $500 million or more over the next five years. TDS is considering a variety of financing options that appropriately balance the interests of its shareholders and debtholders. These options include sales of non-strategic cellular interests, long-term debt at USM and equity in a balanced program structured with the goal of preserving the Company's investment-grade debt rating. At the present time, management anticipates the costs of financing the acquisition of the PCS licenses and preconstruction activities should not significantly reduce operating cash flow during 1995 and 1996. Financing costs may, however, reduce consolidated net income and earnings per share somewhat during 1995 and 1996.

                            REGULATORY DEVELOPMENTS

    Each of the diversified telecommunications operations of TDS conducted by its cellular telephone, local telephone and radio paging subsidiaries is subject to FCC and state regulation. The licenses held by these subsidiaries are granted by the FCC for the use of radio frequencies and are an important component of the overall value of the assets of TDS. Recent Congressional legislation, legislative proposals under consideration and FCC regulatory proceedings may have significant impact on some or all of its diversified telecommunications operations by altering FCC and state regulatory responsibilities for mobile service, the procedures for the award by the FCC of licenses to conduct existing and new mobile services, the terms and conditions of business relationships between mobile service providers and Local Exchange Carriers ("LECs") and the scope of the competitive opportunities available to mobile service providers. In general, the trend of these developments is toward an increase in the number of competitors and of competitive services. For the most part, FCC regulations which implement changes in the law have not yet been adopted, or are subject to requests for reconsideration, and the Company is therefore not now able to predict the extent of such impact.

    The Omnibus Reconciliation Act of 1993 (the "Budget Act"), amended the Communications Act of 1934 (the "Communications Act") by eliminating legislatively enacted distinctions affecting FCC and state regulation of common carrier and private carrier mobile operations and directed the FCC to classify all mobile services, including cellular, paging, Specialized Mobile Radio ("SMR") and other services under two categories:
Commercial Mobile Radio Services ("CMRS"), subject to common carrier regulation; or Private Mobile Radio Services ("PMRS"), not subject to common carrier regulation. In 1994, the FCC released a decision classifying mobile service offerings as CMRS operations if they include a service offering to the public for a fee which is interconnected to the public switched network. Cellular, SMR and paging, among other services, will be classified as CMRS if they fit this definition. In addition, the FCC decision established a regulatory precedent for hybrid CMRS/PMRS regulation of mobile operations which offer both CMRS and PMRS service. The Company anticipates that most of its mobile service offerings will be classified as CMRS. The FCC decision also states that it would forebear from requiring that CMRS providers comply with a number of statutory provisions, otherwise applicable to common carriers, such as the filing of tariffs. It requires LECs to provide reasonable and fair interconnection to all CMRS providers, subject to mutual compensation, reasonable charges for interstate interconnection and reasonable forms of interconnection. Numerous petitions for reconsideration of this decision were filed and remain pending.

    The Budget Act also amended the Communications Act to authorize the FCC to use a system of competitive bidding to issue initial licenses for the use of radio frequencies for which there are mutually exclusive applications and where the principal use of the license will be to offer service in return for compensation from customers. In response, the FCC adopted generic rules for competitive bidding, defined eligibility criteria for small businesses, minority- and female-owned businesses and rural telephone companies which qualify for preferential bidding treatment, as required under the Budget Act, and described the bidding mechanisms to be used by businesses qualifying for preferential treatment in future spectrum auctions.

    Under other amendments to the Communications Act included in the Budget Act, states will generally be prohibited from regulating the entry of, or the rates charged by, any CMRS provider. The new law does not, however, prohibit a state from regulating other terms and conditions of CMRS offerings and permits states to petition the FCC for authority to continue rate regulation. These new statutory provisions took effect in August 1994, and eight states filed petitions.

    The FCC has adopted both substantive and competitive bidding rules for both narrowband and broadband PCS. It has completed its narrowband auctions covering the ten nationwide licenses and the thirty regional licenses the FCC assigned to this service. An APP subsidiary was high bidder with a total bid in excess of $53 million on the same frequency block in each of the five regions specified by the FCC, so that it has the potential to be able to provide a nationwide service. That subsidiary is now prosecuting its application for an appropriate license or licenses before the FCC. The Company believes that its ability to provide narrowband PCS service throughout the country will be of considerable value, but it is not now able to predict with certainty the nature and extent of competition it will face or the conditions and restrictions the FCC will place on its provision of service.

    The FCC has allocated a total of 140 MHz to broadband PCS, 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of the 51 Rand McNally Major Trading Areas ("MTA"), and one 30 MHz block and three 10 MHz blocks in each of 493 Rand McNally Basic Trading Areas. Cellular operators are permitted to participate in the award of these new PCS licenses, except for licenses reserved for rural, small, minority- and female-owned businesses and licenses for markets in which such cellular operator owns a 20% or greater interest in a cellular licensee which holds a license covering 10% or more of the population of the respective PCS licensed area. In the latter case, the cellular licensee is limited to one 10 MHz PCS channel block. Numerous requests for reconsideration of the FCC's decision have been filed and remain pending before the FCC and at least one appeal was filed. On March 15, 1995, the U.S. Court of Appeals for the District of Columbia issued an order delaying the commencement of the auction of the 30 MHz block for Basic Trading Areas pending a resolution of a challenge to the FCC's rules giving bidding preferences to certain participants. A September 1995 hearing is scheduled. The FCC has classified PCS as CMRS.

    In March 1995, APT was the successful bidder for eight broadband PCS licenses at an auction conducted by the FCC. See "Recent Developments" above.

    PCS technology is currently under development and is expected to be similar in some respects to cellular technology. When it becomes commercially available, this technology is expected to offer increased capacity for wireless two-way and one-way voice, data and multimedia communications services and is expected to result in increased competition in each area of the Company's diversified telecommunications operations. The ability of these future PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-making. It is expected that the new wireless services will be both complementary services and competitive alternatives to current cellular and landline telephone services. These and other future technological developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by the Company and its subsidiaries. There can be no assurance that the Company will not be adversely affected by such technological developments.

                         CELLULAR TELEPHONE OPERATIONS

THE CELLULAR TELEPHONE INDUSTRY

    Cellular telephone technology provides high-quality, high-capacity communications services to in-vehicle and hand-held portable cellular telephones. Cellular technology is a major improvement over earlier mobile telephone technologies. Cellular telephone systems are designed for maximum mobility of the customer. Access is provided through system interconnections to local, regional, national and world-wide telecommunications networks. Cellular telephone systems also offer a full range of ancillary services such as conference calling, call-waiting, call-forwarding, voice mail, facsimile and data transmission.

    Cellular telephone systems divide each service area into smaller geographic areas or "cells." Each cell is served by radio transmitters and receivers operating on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled Mobile Telephone Switching Office ("MTSO"). The MTSO is connected to the conventional ("landline") telephone network and potentially other MTSOs. Each conversation on a cellular phone involves a transmission over a specific set of radio frequencies from the cellular phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the MTSO and from there may be forwarded to the landline telephone network to complete the call. As the cellular telephone moves from one cell to another, the MTSO determines radio signal strength and transfers ("hands off") the call from one cell to the next. This hand-off is not noticeable to either party on the phone call.

    USM provides cellular telephone service under licenses granted by the FCC. The FCC grants only two licenses to provide cellular telephone service in each market. However, competition for customers includes competing communications technologies such as conventional landline and mobile telephone, SMR systems and radio paging. In addition, emerging technologies such as Enhanced Specialized Mobile Radio ("ESMR"), mobile satellite communication systems and PCS may prove to be competitive with cellular service in the future in some or all of the markets where USM has operations.

    The services available to cellular customers and the sources of revenue available to cellular system operators are similar to those provided by conventional landline telephone companies. Customers are charged a separate fee for system access, airtime, long-distance calls, and ancillary services.

    Cellular system operators often provide service to customers of other operators' cellular systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog cellular telephones be compatible in all market areas in the United States. The system that provides the service to these roamers will generate usage revenue. Many operators, including USM, charge premium rates for this roaming service.

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

    During 1992, a new transmission technique was approved for implementation by the cellular industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the cellular industry and has been deployed in several markets, including USM's operations in Tulsa, Oklahoma. Another digital technology, Code Division Multiple Access ("CDMA"), is expected to be in a commercial trial by the end of 1995. USM expects to deploy some CDMA digital radio channels in other markets in the near future.

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

CELLULAR OPERATIONS

    A significant portion of the aggregate market value of TDS's Common Shares is represented by the market value of TDS's interest in USM. From its inception in 1983 until very recently, USM has principally been in a start-up phase. USM's activities have been concentrated significantly on the acquisition of interests in entities licensed or designated to receive a license ("licensees") from the FCC to provide cellular service and on the construction and initial operation of cellular systems. The development of a cellular system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. USM has experienced operating losses and net losses from its inception until the past few quarters. Management anticipates accelerating growth in cellular units in service and revenues as USM continues its vigorous expansion and development programs. Marketing and systems operations expenses associated with this rapid expansion will most likely reduce the rate of growth in operating cash flow and operating income over the next several quarters.

    While there are numerous cellular systems operating in the United States and other countries, the industry has only a limited operating history. While USM produced operating income and net income during 1994, changes in any of several factors may reduce USM's growth in operating income and net income over the next few years. These factors include: (i) the growth rate in USM's customer base;
(ii) the usage and pricing of cellular services; (iii) the percentage of customers who terminate service each month (the "churn rate"); (iv) the cost of providing cellular services, including the cost of attracting new customers; and
(v)   continuing   technological   advances   which   may   provide  competitive
alternatives.

    USM is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage cellular telephone systems. Its cellular interests include operating clusters of markets in the following areas: Iowa, Wisconsin/Illinois/Minnesota, Missouri, Eastern North Carolina/Virginia/South Carolina, West Virginia/Pennsylvania/Maryland, Indiana/ Kentucky, Oregon/California, Washington/Oregon, Oklahoma/Missouri/Kansas, Texas/Oklahoma, Maine/New Hampshire/Vermont, Eastern Tennessee/Western North Carolina, Northern Florida/Georgia and Southwestern Texas. See "The Company's Cellular Interests." USM has acquired its cellular interests through the wireline application process (22%), including settlements and exchanges with other applicants, and through acquisitions (78%), including acquisitions from TDS and third parties.

    USM's management plans to retain minority interests in certain cellular markets which it believes will earn a favorable return on investment. Other minority interests may be traded for interests in markets which enhance USM's market clusters or may be sold for cash or other consideration.

CELLULAR SYSTEMS DEVELOPMENT

    ACQUISITIONS. During the last five years, USM has expanded its size, particularly in contiguous or adjacent markets, through an ongoing acquisition program aimed at strengthening USM's position in the cellular industry. This growth has resulted primarily from acquisitions of interests in RSAs and has been based on obtaining interests with rights to manage the underlying market.

    The Company has more than doubled its population equivalents from approximately 11.8 million at December 31, 1989, to approximately 25.2 million at December 31, 1994. However, population equivalents grew at a compound annual rate of 10% over the last three years and only 5% in 1994.

Markets managed or to be managed by USM have increased from 50 markets at December 31, 1989, to 150 markets at December 31, 1994. As of December 31, 1994, almost 86% of the Company's population equivalents represented interests in markets USM manages or expects to manage compared to 70% at December 31, 1989.

    USM plans to acquire additional cellular interests through acquisitions or trades in markets that further strengthen its market clusters and in other attractive markets. USM also seeks to acquire minority interests in markets where it already owns (or has the right to acquire) the majority interest. USM also continues to evaluate the disposition of interests which are not essential to its corporate development strategy.

    USM, or TDS for the benefit of USM, will ordinarily make acquisitions using securities or cash or by exchanging cellular interests it already owns. While management believes that it will be succcessful in making additional acquisitions or trades, there can be no assurance that USM or TDS for the benefit of USM will be able to negotiate additional acquisitions or trades on terms acceptable to it or that regulatory approvals, where required, will be received.

    USM, or TDS for the benefit of USM, has negotiated acquisitions of cellular interests from third parties primarily in consideration for USM's Common Shares or TDS's Common or Preferred Shares. Cellular interests acquired by TDS are generally assigned to USM. At that time, USM reimburses TDS for the value of TDS securities issued in such transactions, generally by issuing Common Shares to TDS or by increasing the balance due TDS under USM's Revolving Credit Agreement in amounts equal to the value of TDS securities delivered at the time the acquisitions are closed. The fair market value of the USM securities issued to TDS in connection with these transactions is equal to the fair market value of the TDS securities delivered in the transactions and is determined at the time the transactions are closed.

    COMPLETED ACQUISITIONS. During 1994, USM completed the acquisition of controlling interests in nine markets and several minority interests representing approximately 1.3 million population equivalents for an aggregate consideration of $140.3 million. The consideration consisted of 2.2 million TDS Common Shares, 53,000 USM Common Shares, $28.2 million in cash, $1.4 million cancellation of a note receivable and the obligation to deliver approximately 42,000 TDS Common Shares in the future. USM reimbursed TDS for TDS securities issued and cash paid in the acquisitions through an increase of $309,000 in the debt to TDS under the Revolving Credit Agreement and the issuance to TDS of 4.2 million USM Common Shares.

    PENDING ACQUISITIONS. At December 31, 1994, USM, or TDS for the benefit of USM had entered into agreements to acquire controlling interests in seven markets and several minority interests representing approximately 1.2 million population equivalents for an aggregate consideration estimated to be approximately $101.5 million. If all of the pending acquisitions are completed as planned, TDS and/or USM will deliver approximately 1.9 million TDS Common Shares, all of which are expected to be issued in 1995, and 102,000 USM Common Shares, and will pay approximately $12.8 million in cash. Any interests acquired by TDS in these transactions are expected to be assigned to USM and, at that time, USM will reimburse TDS for TDS's consideration delivered and costs incurred in such acquisitions in the form of USM Common Shares or increases in the balance under the Revolving Credit Agreement. USM has also entered into agreements to exchange markets with four other cellular operators. Pursuant to the exchange agreements, USM will receive majority interests in nine new markets in exchange for majority interests in seven markets and three market partitions USM currently owns.

    TDS and USM maintain shelf registration of their respective Common Shares and Preferred Shares under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

    The Company has had voting control of USM since USM's incorporation. TDS owned an aggregate of 63,879,673 shares of common stock of USM at December 31, 1994, representing over 81% of the combined total of USM's outstanding Common and Series A Common Shares and over 96% of their combined voting power. Assuming USM's Common Shares are issued in all instances in which USM has the choice to issue its Common Shares or other consideration and assuming all other issuances of USM's common stock to TDS and third parties for completed and pending acquisitions and redemptions of USM Preferred Stock and TDS Preferred Shares had been completed at December 31, 1994, TDS would have owned over 80% of the total outstanding common stock of USM and controlled over 95% of the combined voting power of both classes of its common stock. In the event TDS's ownership of USM falls below 80% of the total value of all of the outstanding shares of USM's stock, TDS and USM would be deconsolidated for federal income tax purposes. TDS and USM have the ability to defer or prevent deconsolidation, if deferring or preventing deconsolidation would be advantageous, by delivering TDS Common Shares and/or cash, in lieu of USM's Common Shares in connection with certain acquisitions.

CELLULAR INTERESTS AND CLUSTERS

    USM operates clusters of adjacent cellular systems wherever feasible, enabling its customers to benefit from larger service areas than otherwise possible. Where USM offers wide-area coverage, its customers enjoy uninterrupted service within the designated area. Customers may also make outgoing calls and receive incoming calls within this area without special roaming arrangements. In addition to benefits to customers, clustering also has provided to USM certain economies in its capital and operating costs. These economies are made possible through increased sharing of facilities, personnel and other costs and have resulted in a reduction of USM's per customer cost of service. The extent to which USM benefits from these revenue enhancements and economies of operation is dependent on market conditions, population sizes of each cluster and engineering considerations.

    USM's market clusters continue to grow rapidly. At December 31, 1994, USM's service territory covered approximately 18% of the geography and approximately 9% of the population of the United States. USM operated nine market clusters at that date, four of which have a population of two million or more. USM anticipates that it will continue to pursue strategic acquisitions and trades which will complement its established market clusters. From time to time, USM may also consider trading or selling its interests in markets which do not fit well with its long-term strategies.

    USM owned or had the right to acquire interests in cellular telephone systems in 207 markets at December 31, 1994, representing 25.2 million population equivalents. Of these population equivalents, 84% are in markets which will be consolidated, 2% are in managed but not consolidated markets and 14% are in markets in which USM holds an investment interest. The following table summarizes the growth in USM's population equivalents in recent years and the development status of these population equivalents.

                                                                                                  DECEMBER 31,
                                                                                   -------------------------------------------
                                                                                    1994     1993     1992     1991     1990
                                                                                   -------  -------  -------  -------  -------
                                                                                    (THOUSANDS OF POPULATION EQUIVALENTS) (1)
Operational Markets:
  Majority-Owned and Managed.....................................................   18,204   18,464   14,475   10,572    5,172
  Minority-Owned and Managed (2).................................................    1,191    1,157    2,039    1,783    1,310
Markets Under Construction and to be Managed: (3)
  Majority-Owned.................................................................    2,187    1,012    1,831    3,015    4,445
  Minority-Owned (2).............................................................       --        6        5      124      451
                                                                                   -------  -------  -------  -------  -------
  Total Markets Managed and to be Managed                                           21,582   20,639   18,350   15,494   11,378
Minority Interests in Markets Managed by Others..................................    3,619    3,429    3,517    3,274    3,480
                                                                                   -------  -------  -------  -------  -------
  Total..........................................................................   25,201   24,068   21,867   18,768   14,858
                                                                                   -------  -------  -------  -------  -------
                                                                                   -------  -------  -------  -------  -------

---------
(1)  Based on 1994 Donnelley Marketing Services estimates for all years.

(2) Includes markets where USM has the right to acquire an interest but does not currently own an interest.

(3) Includes markets which are operational but which are currently managed by third parties.

    The following section details USM's cellular interests, including those it owned or had the right to acquire as of December 31, 1994. The table presented therein lists clusters of markets, including both MSAs and RSAs, that USM manages or anticipates managing. USM's market clusters show the areas in which USM is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of cellular service to areas of economic interest and along corridors of economic activity.

                        THE COMPANY'S CELLULAR INTERESTS

    The table below sets forth certain information with respect to the interests in cellular markets which USM and TDS owned or had the right to acquire pursuant to definitive agreements as of December 31, 1994.

    The number of population equivalents represented by USM's cellular interests may have no direct relationship to the number of potential cellular customers or the revenues that may be realized from the operation of the related cellular systems. The fair market value of USM's cellular interests will ultimately depend on the success of its operations. There is no assurance that the value of cellular interests will not be significantly lower in the future than at present.

                                                                              PERCENTAGE
                                                                              ACQUIRABLE                    TOTAL CURRENT AND
                                                              CURRENT           UNDER                          ACQUIRABLE
                                                  1994      PERCENTAGE        DEFINITIVE                       POPULATION
               CLUSTER/MARKET                  POPULATION    INTEREST       AGREEMENTS(1)       TOTAL          EQUIVALENTS
--------------------------------------------   ----------   -----------     --------------     --------     -----------------
MARKETS MANAGED BY THE COMPANY:
MIDWEST REGIONAL MARKET CLUSTER:
  IOWA:
    Des Moines, IA..........................      413,000          100.00%                         100.00%            413,000
    Davenport, IA-IL........................      362,000           97.37                           97.37             353,000
    Humboldt (IA 10)........................      183,000          100.00                          100.00             183,000
    Cedar Rapids, IA........................      173,000           94.90                %.34       95.24             165,000
    Muscatine (IA 4)#.......................      156,000                             100.00       100.00             156,000
    Iowa (IA 6)#............................      153,000                             100.00       100.00             153,000
    Waterloo-Cedar Falls, IA................      150,000           88.59                           88.59             133,000
    Hardin (IA 11)#.........................      109,000                             100.00       100.00             109,000
    Kossuth (IA 14).........................      108,000          100.00                          100.00             108,000
    Iowa City, IA #.........................       98,000            1.95              98.05       100.00              98,000
    Mitchell (IA 13)........................       67,000          100.00                          100.00              67,000
    Dubuque, IA.............................       88,000           70.41                 .40       70.81              62,000
    Mills (IA 1)............................       61,000          100.00                          100.00              61,000
    Audubon (IA 7)..........................       55,000          100.00                          100.00              55,000
    Union (IA 2)............................       50,000          100.00                          100.00              50,000
    Monroe (IA 3)*(2).......................       91,000           49.00                           49.00              44,000
    Winneshiek (IA 12)*.....................      115,000           24.50                           24.50              28,000
    Ida (IA 9)*.............................       63,000           16.67                           16.67              11,000
                                               ----------                                                   -----------------
                                                2,495,000                                                           2,249,000
                                               ----------                                                   -----------------
  WISCONSIN/ILLINOIS/MINNESOTA:
    Peoria, IL..............................      349,000          100.00                          100.00             349,000
    Jo Daviess (IL 1).......................      316,000          100.00                          100.00             316,000
    Vernon (WI 8)(3)*.......................      228,000          100.00                          100.00             228,000
    Adams (IL 4)(4)*........................      217,000          100.00                          100.00             217,000
    Mercer (IL 3)...........................      204,000          100.00                          100.00             204,000
    Rochester, MN*..........................      115,000          100.00                          100.00             115,000
    Pierce (WI 5)...........................       92,000          100.00                          100.00              92,000
    Wausau, WI*.............................      119,000           71.76                           71.76              86,000
    Trempealeau (WI 6)(4)...................       82,000          100.00                          100.00              82,000
    LaCrosse, WI............................       99,000           73.16                 .71       73.87              73,000
                                               ----------                                                   -----------------
                                                1,821,000                                                           1,762,000
                                               ----------                                                   -----------------
  MISSOURI:
    Columbia, MO*...........................      122,000          100.00                          100.00             122,000
    Brown (KS 5)............................      121,000          100.00                          100.00             121,000
    Callaway (MO 6)*........................       85,000          100.00                          100.00              85,000
    DeKalb (MO 4)...........................       69,000          100.00                          100.00              69,000
    Linn (MO 5).............................       68,000          100.00                          100.00              68,000
    Schuyler (MO 3).........................       56,000          100.00                          100.00              56,000
    Atchison (MO 1).........................       43,000          100.00                          100.00              43,000
                                               ----------                                                   -----------------
                                                  564,000                                                             564,000
                                               ----------                                                   -----------------
      TOTAL MIDWEST REGIONAL MARKET
       CLUSTER..............................    4,880,000                                                           4,575,000
                                               ----------                                                   -----------------

                                                                              PERCENTAGE
                                                                              ACQUIRABLE                    TOTAL CURRENT AND
                                                              CURRENT           UNDER                          ACQUIRABLE
                                                  1994      PERCENTAGE        DEFINITIVE                       POPULATION
               CLUSTER/MARKET                  POPULATION    INTEREST       AGREEMENTS(1)       TOTAL          EQUIVALENTS
--------------------------------------------   ----------   -----------     --------------     --------     -----------------
VIRGINIA/NORTH CAROLINA/SOUTH CAROLINA
  REGIONAL MARKET CLUSTER:
  EASTERN NORTH CAROLINA/VIRGINIA/SOUTH
   CAROLINA:
    Northampton (NC 8)......................      286,000          100.00%                         100.00%            286,000
    Rockingham (NC 7).......................      281,000          100.00                          100.00             281,000
    Harnett (NC 10).........................      271,000          100.00                          100.00             271,000
    Greene (NC 13)..........................      238,000          100.00                          100.00             238,000
    Greenville (NC 14)......................      236,000          100.00                          100.00             236,000
    Hoke (NC 11)............................      215,000          100.00                          100.00             215,000
    Chesterfield (SC 4).....................      209,000          100.00                          100.00             209,000
    Bedford (VA 4)..........................      175,000          100.00                          100.00             175,000
    Sampson (NC 12).........................      123,000          100.00                          100.00             123,000
    Chatham (NC 6)..........................      149,000           81.16                           81.16             121,000
    Camden (NC 9)...........................      119,000          100.00                          100.00             119,000
    Buckingham (VA 7).......................       89,000          100.00                          100.00              89,000
    Bath (VA 5).............................       63,000          100.00                          100.00              63,000
                                               ----------                                                   -----------------
                                                2,454,000                                                           2,426,000
                                               ----------                                                   -----------------
  WEST VIRGINIA/PENNSYLVANIA/MARYLAND:
    Monongalia (WV 3)*......................      269,000          100.00                          100.00             269,000
    Raleigh (WV 7)#.........................      255,000                             100.00%      100.00             255,000
    Greene (PA 9)...........................      188,000          100.00                          100.00             188,000
    Grant (WV 4)*...........................      168,000          100.00                          100.00             168,000
    Tucker (WV 5)*..........................      130,000          100.00                          100.00             130,000
    Hagerstown, MD*.........................      127,000          100.00                          100.00             127,000
    Cumberland, MD-WV*......................      103,000          100.00                          100.00             103,000
    Wetzel (WV 2)...........................       79,000          100.00                          100.00              79,000
    Bedford (PA 10)(4)*.....................       49,000          100.00                          100.00              49,000
    Garrett (MD 1)*.........................       30,000          100.00                          100.00              30,000
                                               ----------                                                   -----------------
                                                1,398,000                                                           1,398,000
                                               ----------                                                   -----------------
  OTHER MARKETS:
    Tuscarawas (OH 7).......................      255,000          100.00                          100.00             255,000
    Williams (OH 1)(5)......................      127,000           75.00              25.00       100.00             127,000
    Ross (OH 9)*............................      247,000           49.00                           49.00             121,000
    Union (PA 8)*...........................          (6)          100.00            (100.00)                              --
    Williamsport, PA*.......................          (6)          100.00            (100.00)                              --
                                               ----------                                                   -----------------
                                                  629,000                                                             503,000
                                               ----------                                                   -----------------
      TOTAL VIRGINIA/NORTH CAROLINA/SOUTH
       CAROLINA REGIONAL MARKET CLUSTER.....    4,481,000                                                           4,327,000
                                               ----------                                                   -----------------

                                                                              PERCENTAGE
                                                                              ACQUIRABLE                    TOTAL CURRENT AND
                                                              CURRENT           UNDER                          ACQUIRABLE
                                                  1994      PERCENTAGE        DEFINITIVE                       POPULATION
               CLUSTER/MARKET                  POPULATION    INTEREST       AGREEMENTS(1)       TOTAL          EQUIVALENTS
--------------------------------------------   ----------   -----------     --------------     --------     -----------------
INDIANA/KENTUCKY REGIONAL MARKET CLUSTER:
  INDIANA/KENTUCKY:
    Meade (KY 3)............................      304,000          100.00%                         100.00%            304,000
    Evansville, IN-KY.......................      318,000           78.13                           78.13             249,000
    Owen (IN 7).............................      221,000          100.00                          100.00             221,000
    Fulton (KY 1)#..........................      187,000                             100.00%      100.00             187,000
    Union (KY 2)............................      128,000          100.00                          100.00             128,000
    Owensboro, KY...........................       90,000           79.11                 .22       79.33              71,000
    Warren (IN 5)*..........................      120,000           33.33                           33.33              40,000
    Miami (IN 4)*...........................      184,000                              14.29        14.29              26,000
                                               ----------                                                   -----------------
                                                1,552,000                                                           1,226,000
                                               ----------                                                   -----------------
  OTHER MARKETS:
    Newton (IN 1)...........................      212,000           60.50              39.50       100.00             212,000
    Elliott (KY 9)..........................      206,000                             100.00       100.00             206,000
    Clay (KY 11)#...........................      170,000                             100.00       100.00             170,000
    Kosciusko (IN 2)........................      164,000          100.00                          100.00             164,000
    Powell (KY 10)..........................      153,000                             100.00       100.00             153,000
    Cheboygan (MI 4)*.......................      129,000          100.00                          100.00             129,000
                                               ----------                                                   -----------------
                                                1,034,000                                                           1,034,000
                                               ----------                                                   -----------------
      TOTAL INDIANA/KENTUCKY REGIONAL MARKET
       CLUSTER..............................    2,586,000                                                           2,260,000
                                               ----------                                                   -----------------

NORTHWEST REGIONAL MARKET CLUSTER:
  OREGON/CALIFORNIA:
    Coos (OR 5).............................      250,000          100.00                          100.00             250,000
    Del Norte (CA 1)........................      212,000          100.00                          100.00             212,000
    Medford, OR*............................      160,000          100.00                          100.00             160,000
    Mendocino (CA 9)........................      141,000          100.00                          100.00             141,000
    Crook (OR 6)*...........................      182,000           37.50                           37.50              68,000
    Modoc (CA 2)............................       60,000          100.00                          100.00              60,000
                                               ----------                                                   -----------------
                                                1,005,000                                                             891,000
                                               ----------                                                   -----------------
  WASHINGTON/OREGON:
    Pacific (WA 6)*.........................      178,000           49.00              51.00       100.00             178,000
    Richland-Kennewick-Pasco, WA*...........      168,000          100.00                          100.00             168,000
    Yakima, WA*.............................      206,000           54.55                           54.55             113,000
    Okanogan (WA 4).........................      112,000          100.00                          100.00             112,000
    Umatilla (OR 3)*........................      147,000           60.42                           60.42              89,000
    Kittitas (WA 5)(4)*.....................       68,000           83.50                           83.50              57,000
    Hood River (OR 2)*......................       69,000           30.32                           30.32              21,000
    Skamania (WA 7)*........................       26,000           30.32                           30.32               8,000
                                               ----------                                                   -----------------
                                                  974,000                                                             746,000
                                               ----------                                                   -----------------
  OTHER MARKETS:
    Clark (ID 6)............................      288,000          100.00                          100.00             288,000
    Butte (ID 5)............................      153,000          100.00                          100.00             153,000
                                               ----------                                                   -----------------
                                                  441,000                                                             441,000
                                               ----------                                                   -----------------
      TOTAL NORTHWEST REGIONAL MARKET
       CLUSTER..............................    2,420,000                                                           2,078,000
                                               ----------                                                   -----------------

                                                                              PERCENTAGE
                                                                              ACQUIRABLE                    TOTAL CURRENT AND
                                                              CURRENT           UNDER                          ACQUIRABLE
                                                  1994      PERCENTAGE        DEFINITIVE                       POPULATION
               CLUSTER/MARKET                  POPULATION    INTEREST       AGREEMENTS(1)       TOTAL          EQUIVALENTS
--------------------------------------------   ----------   -----------     --------------     --------     -----------------
TEXAS/OKLAHOMA/MISSOURI/KANSAS REGIONAL
  MARKET CLUSTER:
  OKLAHOMA/MISSOURI/KANSAS:
    Tulsa, OK*..............................      791,000           55.06%                          55.06%            436,000
    Elk (KS 15)*............................      155,000                              99.00%       99.00             154,000
    Joplin, MO*.............................      140,000          100.00                          100.00             140,000
    Seminole (OK 6).........................      215,000           55.06                           55.06             119,000
    Nowata (OK 4)(4)*#......................      105,000                             100.00       100.00             105,000
                                               ----------                                                   -----------------
                                                1,406,000                                                             954,000
                                               ----------                                                   -----------------
  MISSOURI:
    Stone (MO 15)...........................      105,000          100.00                          100.00             105,000
    Laclede (MO 16).........................       93,000          100.00                          100.00              93,000
    Washington (MO 13)......................       89,000          100.00                          100.00              89,000
    Shannon (MO 17)*........................       54,000          100.00                          100.00              54,000
    Madison (AR 1)..........................          (6)          100.00            (100.00)                              --
                                               ----------                                                   -----------------
                                                  341,000                                                             341,000
                                               ----------                                                   -----------------
  TEXAS/OKLAHOMA:
    Garvin (OK 9)...........................      198,000          100.00                          100.00             198,000
    Haskell (OK 10).........................       82,000          100.00                          100.00              82,000
    Wichita Falls, TX*......................      135,000           51.65                           51.65              70,000
    Lawton, OK*.............................      112,000           51.65                           51.65              58,000
    Jackson (OK 8)*.........................       97,000           51.65                           51.65              50,000
    Hardeman (TX 5)(4)*.....................       40,000           51.65                           51.65              21,000
    Briscoe (TX 4)(4)*......................       11,000           51.65                           51.65               6,000
    Beckham (OK 7)(4)*......................       10,000           51.65                           51.65               5,000
    Cherokee (TX 11)........................          (6)          100.00            (100.00)                              --
    Tyler, TX...............................          (6)          100.00            (100.00)                              --
                                               ----------                                                   -----------------
                                                  685,000                                                             490,000
                                               ----------                                                   -----------------
      TOTAL TEXAS/OKLAHOMA/MISSOURI/KANSAS
       REGIONAL MARKET CLUSTER..............    2,432,000                                                           1,785,000
                                               ----------                                                   -----------------

NORTHEAST REGIONAL MARKET CLUSTER:
  MAINE/NEW HAMPSHIRE/VERMONT:
    Manchester-Nashua, NH...................      345,000           87.59                           87.59             302,000
    Coos (NH 1)*............................      227,000          100.00                          100.00             227,000
    Kennebec (ME 3).........................      222,000          100.00                          100.00             222,000
    Somerset (ME 2).........................      159,000          100.00                          100.00             159,000
    Bangor, ME..............................      147,000           89.58                 .40       89.98             133,000
    Addison (VT 2)(3)*......................      104,000          100.00                          100.00             104,000
    Washington (ME 4)*......................       85,000          100.00                          100.00              85,000
    Lewiston-Auburn, ME.....................      102,000           82.04                           82.04              84,000
    Oxford (ME 1)...........................       81,000          100.00                          100.00              81,000
                                               ----------                                                   -----------------
                                                1,472,000                                                           1,397,000
                                               ----------                                                   -----------------
  OTHER MARKETS:
    Poughkeepsie, NY........................      265,000           81.32                 .79       82.11             217,000
    Columbia (NY 6).........................      110,000                             100.00       100.00             110,000
    Jefferson (NY 1)........................           (6)         100.00            (100.00)                              --
                                               ----------                                                   -----------------
                                                  375,000                                                             327,000
                                               ----------                                                   -----------------
      TOTAL NORTHEAST REGIONAL MARKET
       CLUSTER..............................    1,847,000                                                           1,724,000
                                               ----------                                                   -----------------

                                                                              PERCENTAGE
                                                                              ACQUIRABLE                    TOTAL CURRENT AND
                                                              CURRENT           UNDER                          ACQUIRABLE
                                                  1994      PERCENTAGE        DEFINITIVE                       POPULATION
               CLUSTER/MARKET                  POPULATION    INTEREST       AGREEMENTS(1)       TOTAL          EQUIVALENTS
--------------------------------------------   ----------   -----------     --------------     --------     -----------------
EASTERN TENNESSEE/WESTERN NORTH CAROLINA
  MARKET CLUSTER:
    Knoxville, TN*..........................      544,000           96.03%                          96.03%            522,000
    Whitfield (GA 1)........................      212,000          100.00                          100.00             212,000
    Asheville, NC*..........................      204,000          100.00                          100.00             204,000
    Henderson (NC 4)(4)(7)*.................      186,000          100.00                          100.00             186,000
    Bledsoe (TN 7)(4)*......................      143,000           96.03                           96.03             137,000
    Hamblen (TN 4)(4)*......................      127,000          100.00                          100.00             127,000
    Giles (TN 6)*...........................      157,000           80.00                           80.00             126,000
    Lake (TN 1)*............................       78,000           16.33              83.67%      100.00              78,000
    Macon (TN 3)*...........................      330,000           16.67                           16.67              55,000
    Yancey (NC 2)(4)*.......................       31,000          100.00                          100.00              31,000
                                               ----------                                                   -----------------
      TOTAL EASTERN TENNESSEE/WESTERN NORTH
       CAROLINA MARKET CLUSTER..............    2,012,000                                                           1,678,000
                                               ----------                                                   -----------------

SOUTHEAST REGIONAL MARKET CLUSTER:
  NORTHERN FLORIDA/GEORGIA:
    Tallahassee, FL #.......................      272,000                             100.00       100.00             272,000
    Worth (GA 14)...........................      243,000          100.00                          100.00             243,000
    Gainesville, FL.........................      221,000          100.00                          100.00             221,000
    Toombs (GA 11)..........................      150,000          100.00                          100.00             150,000
    Walton (FL 10)..........................      108,000          100.00                          100.00             108,000
    Putnam (FL 5)(7)........................       69,000          100.00                          100.00              69,000
    Jefferson (FL 8)........................       53,000          100.00                          100.00              53,000
    Dixie (FL 6)............................       51,000          100.00                          100.00              51,000
    Calhoun (FL 9)..........................       39,000          100.00                          100.00              39,000
    Early (GA 13)*..........................          (6)          100.00            (100.00)                              --
                                               ----------                                                   -----------------
                                                1,206,000                                                           1,206,000
                                               ----------                                                   -----------------
  OTHER MARKETS:
    Fort Pierce, FL (8)*....................      279,000           49.00                           49.00             137,000
    Copiah (MS 9)...........................      118,000          100.00                          100.00             118,000
    Glades (FL 2)(7)........................       83,000          100.00                          100.00              83,000
                                               ----------                                                   -----------------
                                                  480,000                                                             338,000
                                               ----------                                                   -----------------
      TOTAL SOUTHEAST REGIONAL MARKET
       CLUSTER..............................    1,686,000                                                           1,544,000
                                               ----------                                                   -----------------

SOUTHWESTERN TEXAS MARKET CLUSTER:
    Corpus Christi, TX #....................      374,000                             100.00       100.00             374,000
    Atascosa (TX 19)........................      218,000          100.00                          100.00             218,000
    Edwards (TX 18).........................      207,000          100.00                          100.00             207,000
    Laredo, TX..............................      154,000           92.76                           92.76             143,000
    Wilson (TX 20)..........................      139,000          100.00                          100.00             139,000
    Victoria, TX............................       80,000           99.22                           99.22              79,000
                                               ----------                                                   -----------------
      TOTAL SOUTHWESTERN TEXAS MARKET
       CLUSTER..............................    1,172,000                                                           1,160,000
                                               ----------                                                   -----------------

  OTHER OPERATIONS:
    Atlantic City, NJ#......................      335,000            9.09              50.01        59.10             198,000
    Hawaii (HI 3)...........................      140,000          100.00                          100.00             140,000
    Vineland-Millville-Bridgeton, NJ........      142,000           78.73                 .99       79.72             113,000
                                               ----------                                                   -----------------
                                                  617,000                                                             451,000
                                               ----------                                                   -----------------
      Total Managed Markets.................   24,133,000                                                          21,582,000
                                               ----------                                                   -----------------

                                                                              PERCENTAGE
                                                                              ACQUIRABLE                    TOTAL CURRENT AND
                                                              CURRENT           UNDER                          ACQUIRABLE
                                                  1994      PERCENTAGE        DEFINITIVE                       POPULATION
               CLUSTER/MARKET                  POPULATION    INTEREST       AGREEMENTS(1)       TOTAL          EQUIVALENTS
--------------------------------------------   ----------   -----------     --------------     --------     -----------------
MARKETS MANAGED BY OTHERS:
    Los Angeles/Oxnard, CA*.................   15,416,000            5.50%                           5.50%            848,000
    Nashville/Clarksville-Hopkinsville,
     TN-KY*.................................    1,224,000           49.00                           49.00             599,000
    Baton Rouge, LA (9)*....................      558,000           52.00                           52.00             290,000
    Seattle-Everett/Tacoma/Bremerton, WA*...    2,991,000            6.25                            6.25             187,000
    Biloxi/Pascagoula, MS*..................      341,000           49.00                           49.00             167,000
    Oklahoma City, OK*......................      973,000           14.60                           14.60             142,000
    Portland, ME*...........................      279,000           49.00                           49.00             136,000
    McAllen, TX.............................      431,000           26.20                           26.20             113,000
    Portsmouth-Dover-Rochester, NH-ME*......      270,000           40.00                           40.00             108,000
    Others (Fewer than 100,000 population
     equivalents each)......................                                                                        1,029,000
                                                                                                            -----------------
      Total Population Equivalents of
       Markets Managed by Others............                                                                        3,619,000
                                                                                                            -----------------
      Total Population Equivalents..........                                                                       25,201,000
                                                                                                            -----------------
                                                                                                            -----------------

------------
  * Designates wireline market.
 # Designates operational market operated by third parties until USM acquires a controlling interest.

(1) Interests under these agreements are expected to be acquired at the various times specified therein following the satisfaction of customary closing conditions.

(2) The licensee in this market will exchange the wireline license for the non-wireline license in the same market.

(3) USM's interest in the license for this market has been set aside by the FCC. USM is currently operating the market under interim operating authority granted by the FCC. See Item 3., "Legal Proceedings -- La Star and Wisconsin RSA 8 Applications."

(4) These markets have been or will be partitioned into more than one licensed area. The 1994 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which USM owns or has the right to acquire an interest.

(5) USM currently owns a 75% interest in the wireline license in this market and has an agreement to divest this interest. USM also has an agreement to acquire a 100% interest in the nonwireline license in this market.

(6) USM has agreements to divest its 100% ownership interests in these markets. The 1994 populations of these markets are not included in the related cluster or group totals.

(7) USM has agreements to divest partitioned areas in these markets. The 1994 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets which USM will continue to own upon completion of each divestiture.

(8) USM owns 80% of the entity which owns and operates this market but has only a 49% interest in its earnings and profits.

(9)  USM owns a noncontrolling limited partnership interest in this market.

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

    In accordance with its strategy of building and strengthening market clusters, USM has selected high capacity digital cellular switching systems that are capable of serving multiple markets through a single MTSO. USM's cellular systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and each cell site. USM has implemented such microwave interconnection in most of the cellular systems it manages. In other systems in which USM owns or has an option to purchase a majority interest and where it is believed to be cost-efficient, such microwave technology will also be implemented. Otherwise, such systems will rely upon landline telephone connections or microwave links owned by others to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company, while generally improving system reliability. In addition, microwave facilities can be used to connect separate cellular systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate both systems.

    USM has continued to expand its internal network in 1994 to encompass over 100 markets in the United States. This network provides automatic call delivery for USM's customers and handoff between adjacent markets. The network has also been extended, using IS-41 technology, through links with certain systems operated by several other carriers, including GTE, US West, Ameritech, BellSouth, Centennial Cellular Corp., Southwestern Bell, McCaw Cellular
Communications, Vanguard Cellular Systems and others. Additionally, USM has implemented two Signal Transfer Points which will allow it to interconnect efficiently with network providers such as Independent Telephone Network and the North American Cellular Network.

    During 1995, USM intends to extend the network for its customers through interconnection with one or more network providers as well as additional "point to point" connections required for hand-off. This expanded network will increase the area in which customers can automatically receive incoming calls, and should also reduce the incidence of fraud due to the pre-call validation feature of the IS-41 technology.

    USM believes that currently available technologies will allow sufficient capacity on USM's networks to meet anticipated demand over the next few years.

COSTS OF SYSTEM CONSTRUCTION AND FINANCING

    Construction of cellular systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, MTSOs, cell site equipment, microwave equipment, engineering and installation. USM, consistent with FCC control requirements, uses primarily its own personnel to engineer and oversee construction of each cellular system where it owns or has the right to acquire a controlling interest. In so doing, USM expects to improve the overall quality of its systems and to reduce the expense and time required to make them operational.

    The costs (exclusive of license costs) of the operational systems in which USM owns or has the right to acquire an interest are generally financed through capital contributions or intercompany loans to the partnerships or subsidiaries owning the systems, and through certain vendor financing.

MARKETING

    USM's marketing plan is designed to continue rapid penetration of its market clusters and to increase customer awareness of cellular service. The marketing plan stresses the quality of USM's service offerings and incorporates rate plans which are designed to meet the needs of a variety of customer usage patterns. USM's distribution channels include direct sales personnel and agents and USM has recently added retail service centers in many of its markets. These USM-owned and managed locations are designed to market cellular service to the consumer segment in a setting which is familiar to these potential customers.

    USM manages each cluster of markets out of one administrative office with a local staff, including marketing, customer service, engineering and in some cases installation personnel. Direct sales consultants market cellular service to potential customers throughout each cluster. Retail associates work out of the retail locations and market cellular service to the consumer segment. USM maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-user packages. These packages commit customers to pay for a minimum amount of usage at discounted rates per minute, even if usage falls below a defined monthly minimum amount.

    USM also relies on agents, dealers and non-USM retailers to obtain customers. Agents and dealers are independent business people who obtain customers for USM on a commission basis. USM's agents are generally in the business of selling cellular telephones, cellular service packages and other related products. USM's dealers include car stereo companies and other companies whose customers are also potential cellular customers. The non-USM retailers include car dealers, major appliance dealers, office supply dealers and mass merchants.

    USM opened its own retail locations in late 1993, expanding to over 140 locations by the end of 1994. These USM-owned and operated businesses utilize rental facilities located in high-traffic areas. USM is working toward a uniform appearance in these stores, with all having similar displays and layouts. The retail centers' hours of business match those of the retail trade in the local marketplace, often staying open on weekends and later in the evening than a typical business supplier. Additionally, to fully serve customer needs, these stores sell accessories to complement the phones and services USM has traditionally provided.

    In addition to its own retail centers, USM actively pursues national retail accounts which may potentially yield new customer additions in multiple markets. Agreements have been entered into with such national distributors as Chrysler Corporation, Ford Motor Company, General Motors, AT&T, Radio Shack, Best Buy and Sears, Roebuck & Co. in certain of USM's markets. Upon the sale of a cellular telephone by one of these national distributors, USM receives, often exclusively within the territories served, the resulting cellular customer.

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

CUSTOMERS AND SYSTEM USAGE

    Cellular customers come from a wide range of occupations. They typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses and professionals. Most of USM's customers use in-vehicle cellular telephones. However, more customers are selecting portable cellular telephones as these units become more compact and fully featured as well as more attractively priced.

    USM's cellular systems are used most extensively during normal business hours between 7:00 am and 6:00 pm. On average, the local retail customers in USM's majority-owned and managed systems used their cellular systems approximately 95 minutes per unit each month and generated retail revenue of approximately $47 per month during 1994, compared to 103 minutes and $49 per month in 1993. Revenue generated by roamers, together with local, toll and other revenues, brought USM's total average monthly service revenue per customer unit in majority-owned and managed markets to $80 during 1994. Average monthly service revenue per customer unit decreased approximately 6% during 1994, reflecting both the decline in average local minutes per customer unit and slower growth in roaming revenues. USM anticipates that average monthly service revenue per customer unit will continue to decline as its distribution channels provide additional customers who generate fewer local minutes of use and as roaming revenues grow more slowly.

    Roaming is a service offered by USM which allows a customer to place or receive a call in a cellular service area away from the customer's home market area. USM has entered into "roaming agreements" with operators of other cellular systems covering virtually all systems in the United States and Canada. These agreements offer customers the opportunity to roam in these systems. These reciprocal agreements automatically pre-register the customers of USM's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e. travelling) in a USM market where this arrangement is in effect is able to make and receive calls on USM's system. The charge for this service is typically at premium rates and is billed by USM to the customer's home system, which then bills the customer. USM has entered into agreements with other cellular carriers to transfer roaming usage at agreed-upon rates. In some instances, based on competitive factors, USM may charge a lower amount to its customers than the amount actually charged to USM by another cellular carrier for roaming.

    The following table summarizes certain information about customers and market penetration in USM's managed operations.

                                                              YEAR ENDED OR AT DECEMBER 31,
                                                    -------------------------------------------------
                                                       1994        1993      1992     1991     1990
                                                    ----------  ----------  -------  -------  -------
                                                                 (DOLLARS IN THOUSANDS)
Majority-owned and managed markets:
  Cellular markets in operation (1)...............         130         116       92       67       32
  Total population of markets in service (000s)...      21,314      19,383   15,014   11,481    6,314
  Customer Units:
    at beginning of period (2)....................     261,000     150,800   97,000   57,300   36,100
    additions during period (2)...................     250,000     165,300   88,600   59,800   31,800
    disconnects during period (2).................      90,000      55,100   34,800   20,100   10,600
    at end of period (2)..........................     421,000     261,000  150,800   97,000   57,300
  Market penetration at end of period (3)(4)......        1.98%       1.35%    1.00%    0.84%    0.91%
Consolidated revenues.............................  $  332,404  $  214,310  $139,929 $84,956  $54,621
Depreciation expense..............................      39,520      25,665   16,606    8,814    4,363
Amortization expense..............................      25,934      19,362   13,033   10,455    7,287
Operating income (loss)...........................      17,385      (8,656) (12,705) (16,831)  (9,141)
Construction expenditures.........................     158,453      94,088   58,832   66,037   21,189
Identifiable assets...............................  $1,584,142  $1,275,569  $858,795 $612,981 $293,368

---------
(1) Represents the number of markets in which USM owned at least a 50% interest and which it managed, including its reseller operation in 1990-1992. The revenues and expenses of these cellular markets are included in USM's consolidated revenues and expenses.

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

    The following table summarizes, by operating cluster, the total population, USM's customer units and penetration for USM's majority-owned and managed markets that were operational as of December 31, 1994.

                            OPERATING CLUSTERS                               POPULATION  CUSTOMERS   PENETRATION
---------------------------------------------------------------------------  ----------  ---------   -----------
Iowa.......................................................................   1,710,000     43,000      2.51%
Wisconsin/Illinois/Minnesota...............................................   1,821,000     29,600      1.63%
Missouri...................................................................     976,000     12,800      1.31%
Eastern North Carolina/Virginia/South Carolina.............................   2,454,000     36,600      1.49%
West Virginia/Pennsylvania/Maryland........................................   1,143,000     17,000      1.49%
Indiana/Kentucky...........................................................   1,061,000     24,700      2.33%
Oregon/California..........................................................     823,000     13,500      1.64%
Washington/Oregon..........................................................     701,000     12,300      1.75%
Oklahoma/Missouri/Kansas...................................................   1,146,000     51,500      4.49%
Texas/Oklahoma.............................................................   1,126,000     25,700      2.28%
Maine/New Hampshire/Vermont................................................   1,472,000     29,200      1.98%
Eastern Tennessee/Western North Carolina...................................   1,693,000     41,500      2.45%
Northern Florida/Georgia...................................................   1,117,000     21,500      1.92%
Southwestern Texas.........................................................     798,000     11,800      1.48%
Other Operations...........................................................   3,273,000     50,300      1.54%
                                                                             ----------  ---------       ---
                                                                             21,314,000    421,000      1.98%
                                                                             ----------  ---------       ---
                                                                             ----------  ---------       ---

CELLULAR TELEPHONES AND INSTALLATION

    There are a number of different types of cellular telephones, all of which are currently compatible with cellular systems nationwide. USM offers a full range of vehicle-mounted, transportable and hand-held portable cellular telephones. Features offered in some of the cellular telephones include hands-free calling, repeat dialing, horn alert and others.

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

REGULATION

    The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act. The FCC has promulgated regulations governing construction and operation of cellular systems, and licensing (including renewal of licenses) and technical standards for the provision of cellular telephone service.

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

    The completion of acquisitions involving the transfer of control of a cellular system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the USM's application for approval of the proposed transfer.

    When the first cell of a cellular system has been constructed, the licensee is required to notify the FCC that construction has been completed. Immediately upon this notification, but not before, FCC rules authorize the licensee to offer commercial service to the public. The licensee is then said to have "operating authority." Initial operating licenses are granted for ten-year periods. The FCC must be notified each time an additional cell is constructed which enlarges the service area of a given market.

    The FCC's rules also generally require persons or entities holding cellular construction permits or licenses to coordinate their proposed frequency usage with other cellular users and licensees in order to avoid electrical interference between adjacent systems. The height and power of base stations in the cellular system are regulated by FCC rules, as are the types of signals emitted by these stations. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration regulations with respect to the siting and construction of cellular transmitter towers and antennas.

    In a series of actions, most recently on July 7, 1994, the FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a "renewal expectancy" will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If a renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. USM's Tulsa and Knoxville renewal applications filed in 1994 were unopposed and USM expects its licenses in these markets to be renewed. The next USM renewal applications are due to be filed in 1996. See "Legal Proceedings -- La Star and Wisconsin RSA 8 Applications" for a discussion of certain FCC proceedings which have set aside the Company's licensing authority in a Wisconsin market pending the outcome of an FCC hearing.

    USM conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for a renewal expectancy, if applicable. Accordingly, USM believes that current regulations will have no significant effect on its operations and financial condition. However, changes in the regulation of cellular operators or their activities and of other mobile service providers could have a material adverse effect on USM's operations.

    The FCC has also provided that five years after the initial licenses are granted, unserved areas within markets previously granted to licensees may be applied for by both wireline and nonwireline entities and by third parties. Accordingly, many unserved area applications have been filed by USM and others. USM's strategy with respect to system construction in its markets has been and will be to build cells covering areas within such markets that USM considers economically feasible to serve or might conceivably wish to serve and to do so within the five-year period following issuance of the license.

    USM is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. However, certain states require cellular system operators to go through a state certification process to serve communities within their borders. All such certificates can be revoked for cause. In addition, certain state authorities regulate several aspects of a cellular operator's business, including the resale of intra-state long-distance service to its customers, the technical arrangements and charges for interconnection with the landline network and the transfer of interests in cellular systems. The siting and construction of the cellular facilities, including transmitter towers, antennas and equipment shelters may also be subject to state or local zoning, land use and other local regulations. Public utility or public service commissions (or certain of the commissioners) in several states have expressed an interest in examining whether the cellular industry should be more closely regulated by such states.

    Media reports have suggested that certain radio frequency ("RF") emissions from portable cellular telephones might be linked to cancer. USM is not aware of any scientific information or credible evidence linking the usage of portable cellular telephones with cancer. The FCC currently has a rulemaking proceeding pending to update the guidelines and methods it uses for evaluating RF emissions in radio equipment, including cellular telephones. While the proposal would impose more restrictive standards on RF emissions from low-power devices such as portable cellular telephones, it is anticipated that all cellular telephones currently marketed and in use will comply with those standards.

COMPETITION

    USM's only competitor for cellular telephone service in each market is the licensee of the second cellular system in that market. Competition for customers between the two systems in each market is principally on the basis of quality of service, price, size of area covered, services offered, and responsiveness of customer service. The competing entities in many of the markets in which USM has an interest have financial resources which are substantially greater than those of USM and its partners in such markets.

    The FCC's rules require all operational cellular systems to provide, on a nondiscriminatory basis, cellular service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

    In addition to competition from the other cellular licensee in each market, there is also competition from, among other technologies, conventional mobile telephone and SMR systems, both of which are able to connect with the landline telephone network. USM believes that conventional mobile telephone systems and conventional SMR systems are competitively disadvantaged because of technological limitations on the capacity of such systems. The FCC has recently given approval, through waivers of its rules, to ESMR, an enhanced SMR system. ESMR systems may have cells and frequency reuse like cellular, thereby potentially eliminating any current technological limitation. The first ESMR systems were implemented in 1993 in Los Angeles. Although less directly a substitute for cellular service, wireless data services and one-way paging service (and in the future, two-way paging services) may be adequate for those who do not need full two-way voice service.

    Continuing technological advances in the communications field make it difficult to predict the extent of additional future competition for cellular systems. For example, the FCC has allocated radio channels to a mobile satellite system in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites, and several consortia to provide such service have been formed. Such a system is designed primarily to serve the communications needs of remote locations and a mobile satellite system could provide viable competition for land-based cellular systems in such areas. It is also possible that the FCC may in the future assign additional frequencies to cellular telephone service to provide for more than two cellular telephone systems per market.

    PCS may prove to be competitive with cellular service in the future. PCS providers are expected to offer digital, wireless communications services. PCS trials are in process throughout the United States. PCS is not anticipated to be a significant source of competition in USM's markets in the near future, but may become a significant source of competition in USM's markets once PCS systems have been built and developed. Similar technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition.

                              TELEPHONE OPERATIONS

    The Company's telephone operations are conducted through TDS Telecom and 96 telephone subsidiaries. These telephone companies, ranging in size from less than 500 to more than 40,000 access lines, serve 392,500 access lines in 29 states.

    The Company provides modern, high-quality local and long-distance telephone service. Local service is provided by the Company's operating telephone subsidiaries. Long-distance or toll service is provided through connections with long-distance carriers, primarily AT&T and the Regional Bell Operating Companies ("RBOCs"). The Company anticipates that it will need to make arrangements with AT&T, the RBOCs and other large companies in order to offer certain software-intensive services such as information gateway services. There is no assurance that the Company will be able to obtain such arrangements or that such arrangements, if obtained, will be on terms favorable to the Company.

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

    The following table summarizes certain information regarding the Company's telephone operations.

                                                                            YEAR ENDED OR AT DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                             1994          1993          1992          1991          1990
                                                         ------------  ------------  ------------  ------------  ------------
                                                                                (DOLLARS IN THOUSANDS)
Telephone Operations
Access lines*..........................................       392,500       356,200       321,700       304,000       278,700
  % Residential........................................          81.3          82.0          83.1          83.8          84.3
  % Business (nonresidential)..........................          18.7          18.0          16.9          16.2          15.7
  % Single-party.......................................          99.8          99.5          99.1          98.8          98.3
Total revenues.........................................  $    306,341  $    268,122  $    238,095  $    211,232  $    194,101
  % Local service......................................          26.8          26.9          27.4          29.0          28.9
  % Network access and long-distance...................          60.0          59.3          57.9          57.0          57.2
Depreciation and amortization expense..................  $     68,878  $     59,562  $     51,946  $     43,425  $     38,281
Operating income.......................................        91,606        79,110        72,217        65,242        62,707
Construction expenditures..............................       117,867        82,233        67,357        67,856        70,308
Total identifiable assets..............................  $    984,563  $    829,489  $    723,855  $    674,712  $    567,498

---------
* An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office.

TELEPHONE ACQUISITIONS

    TDS pursues an active program of acquiring operating telephone companies. Since January 1, 1990, TDS has acquired 23 telephone companies serving a total of 64,800 access lines for an aggregate consideration totalling $220.0 million. The consideration consisted of $55.1 million in cash and notes, 210,000 Preferred Shares and 3.8 million Common Shares of the Company.

    At December 31, 1994, the Company had agreements, awaiting regulatory or other approvals, to acquire four telephone companies which serve 12,100 access lines and which own minority cellular interests representing approximately 45,000 population equivalents. These acquisitions are expected to be completed for an aggregate consideration of approximately $40.7 million, consisting of approximately 897,000 Common Shares of the Company and $250,000 in cash.

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

CONSTRUCTION AND DEVELOPMENT PROGRAM

    The Company's aggressive schedule to upgrade its central office and outside plant facilities continued in 1994 as it prepared for the provisioning of new services. The Company has made significant investments in new switching equipment pursuant to its strategic relationships with AT&T and Siemens
Stromberg-Carlson to provide all of its customers state of the art calling capabilities such as advanced calling services, Integrated Services Digital Network ("ISDN"), and Signaling System 7 ("SS7") by the year 2000. The AT&T and Siemens Stromberg-Carlson alliances should give the Company leading edge equipment and technical expertise that will help to direct it in its campaign to be the first to its customers with multimedia services.

    In its effort to bring new services to its customers, the Company deployed new technology as part of a 1994 primary objective that will continue to remain fundamental in 1995. By the end of 1994, the Company had deployed 18 host and 14 remote AT&T 5ESS and Siemens Stromberg-Carlson EWSD premier switches covering 26 exchanges and equipping 112,000 lines. By the end of 1995, an additional 17 hosts and 34 remotes serving 54 more exchanges and 93,000 additional lines will have been converted. At the end of 1995, less than 3 years into its 8 year switch conversion plan, the Company will have converted approximately half of its access lines to its new switching platform ahead of schedule. The Company also plans to increase its lines equipped with capabilities for CLASS services (call waiting, call forwarding, abbreviated dialing and 3-way calling), ISDN and SS7 to 240,700 lines, 212,800 lines, and 265,300 lines, respectively, at the end of 1995; as compared to the 134,600 lines, 109,200 lines, and 159,100 lines, respectively, equipped at the end of 1994. This surge of technology deployment will permit TDS Telecom to increase its deployment of the CLASS services, ISDN, and SS7 to 56%, 49%, and 61% of its customers, respectively, by the end of 1995 as compared to 34%, 28%, and 41% of its customers, respectively, at the end of 1994. By the end of 1995, virtually all of the Company's switches will be digital.

    In the mid 1980s, the Company initiated a long-term program to design its cable and fiber distribution networks on a digital serving area ("DSA") basis to accommodate ISDN service and at the same time, improve network reliability. The Company continued to aggressively deploy its DSA design in 1994 and expects to continue this program for the next several years until its distribution network is fully capable of accommodating high speed digital signals. In 1994, 370 route miles of fiber optic cable, primarily used for local service distribution, were installed. During the year, the Company's first self-healing fiber rings were constructed in Michigan and Indiana. This advanced technology and network design significantly increases network capabilities for new services, lowers costs and increases service reliability. In 1995, the Company will continue to install advanced technology, including the deployment of a network management center, that is expected to increase operating efficiencies through systems integration, better workforce management, and improved business processes, all leading to increased customer satisfaction.

    The Company estimates that the project and routine capital upgrades to its network will be $110 million in 1995 as compared to $117.9 million in 1994, $82.2 million in 1993, $67.4 million in 1992, $67.9 million in 1991 and $70.3 million in 1990. The Company continues to finance its construction and plant development programs with internally generated cash supplemented by long-term financing from the federal government's Rural Utilities Service program.

FEDERAL FINANCING AND HIGH COST SUPPORT PROGRAMS

    TDS Telecom's primary sources of long-term financing for additions to telephone plant and equipment have been the Rural Utilities Service ("RUS"), previously named the Rural Electrification Administration, the Rural Telephone Bank ("RTB") and the Federal Financing Bank ("FFB"), agencies of the United States of America. The RUS has made primarily 35-year loans to telephone companies since 1949, at interest rates of 2% and 5%, for the purpose of improving telephone service in rural areas. The RUS is authorized to make hardship loans at a 5% interest rate and cost of money loans at a rate not greater than 7%. The RTB, established in 1971, makes loans at interest rates based on its average cost of money (6.15% and 6.40% for its fiscal year ended September 30, 1994), and in some cases makes loans concurrently with RUS loans. In addition, the RUS guarantees loans made to telephone companies by the FFB at the federal cost of money (7.897% for a 35-year note at December 31, 1994).

    Substantially all of the Company's telephone plant is pledged or is subject to mortgages to secure obligations of the operating telephone companies to the RUS, RTB and FFB. The amount of dividends on common stock that may be paid by the operating telephone companies is limited by certain financial requirements set forth in the mortgages. Of the $364.3 million of underlying retained earnings of the telephone subsidiaries at December 31, 1994, $110.2 million was available for the payment of dividends on the subsidiaries' common stock.

    At December 31, 1994, the Company's operating telephone companies had unadvanced loan commitments under the RUS, RTB and FFB loan programs aggregating approximately $110.6 million, at a weighted average annual interest rate of 6.01%, to finance specific construction activities in 1995 and future years. These loan commitments are generally issued for five-year periods and may be extended under certain circumstances. The Company's operating telephone companies intend to make further applications for additional loans from the RUS, RTB and FFB as their needs arise. There is no assurance that these applications will be accepted or what the terms or interest rates of any future loan commitments will be. If funds were unavailable through the RUS, RTB and FFB programs in the future and the subsidiaries were to borrow from conventional lenders at market rates, their cost of new loans might increase significantly. In that event, the Company would expect to seek higher local service rates to cover higher interest expense in order to maintain a reasonable balance between service to customers and local service rates.

    A number of the telephone subsidiaries recover a proportion of their costs via interstate support mechanisms. Probable modification of those mechanisms is expected. As an interim measure, the interstate Universal Service Fund ("USF") has been capped and indexed for years 1995 and 1996 pending regulatory proceedings. Accordingly, the FCC has undertaken an extensive review of support mechanisms, including USF, which could involve the development of new mechanisms and changes in eligibility criteria. In addition, Congress is expected to introduce bills in 1995 to address similar issues. There is no assurance that cost recovery through direct and indirect interstate mechanisms will remain at current levels. Some telephone subsidiaries are in states where support and rate structures are under reevaluation or have been changed. There is no assurance that the states will continue to provide for cost recovery from current sources. The Company would expect to seek higher local service rates to recover costs for which current interstate or intrastate recovery may become unavailable.

REGULATION

    Operating telephone companies, in most instances, are regulated by state regulatory agencies with respect to local rates, intrastate toll rates, intrastate access charges billed to intrastate interexchange carriers, service areas, service standards, accounting and related matters. In a number of states, construction plans, borrowing, depreciation rates, affiliated charge transactions and certain other financial transactions are also subject to regulatory approval. The Company has sought and will continue to seek appropriate increases in local and other service rates and changes in rate structure to achieve reasonable rates and earnings. The Company is also proactive in maintaining current revenue streams in light of increasing earnings review activity at the state level. Although still operating in a regulated environment, the Company is taking steps to prepare for eventual competition. For example, with the onset of local competition, the Company is setting pricing and policy directives to align rate structures more appropriate in a competitive environment.

    The FCC regulates interstate toll rates, interstate access charges paid by interexchange carriers to local exchange carriers and other matters relating to interstate telephone service. The FCC also regulates the use of radio frequencies in telephone operations. The Company's telephone subsidiaries concur in the National Exchange Carrier Association ("NECA") common line and traffic sensitive tariffs and participate in the access revenue pools administered by NECA for interstate access services. Where applicable, the Company's subsidiaries also participate in intrastate access tariffs and toll-pooling arrangements approved by state regulatory authorities for intrastate intra- and inter-LATA (Local Access Transport Area) services. Such interstate and intrastate arrangements are intended to compensate

LECs, such as the Company's operating telephone companies, for the costs, including a fair rate of return, of facilities furnished in originating and terminating interstate and intrastate long-distance services.

    Various aspects of federal and state telephone regulation have, in recent years, been subject to re-examination and ongoing modification. For example, toll revenue pooling arrangements that are the source of substantial revenues to local exchange companies continue to be replaced with access-charge-based arrangements. In these cases, access charges are typically priced to result in revenue flows similar to those realized in the toll-pooling process. To the extent they are not, the Company may seek adjustments in other rates. Some of the Company's high cost rural companies now recover a greater portion of their costs from interstate sources than do urban companies. The FCC is conducting an inquiry into this subject which could lead to a reduction of this source of revenue.

    On September 19, 1990, the FCC approved a mandatory price cap plan on interstate access rates for the seven RBOCs and GTE, leaving the plan optional for all other local telephone operating companies. This followed a March 16, 1989 FCC decision allowing price cap regulation for AT&T's interstate services. The price cap approach differs from traditional rate-of-return regulation by focusing primarily on the prices of communications services. The intention of price cap regulation is to focus on productivity and the approved plan for telephone operating companies allows for the sharing with its customers of profits, achieved by increased productivity, that exceed allowed returns. Alternatives to rate-of-return regulation have also been adopted or proposed primarily for the RBOCs in some of the states in which the Company's operating subsidiaries do business.

    On May 13, 1993, the FCC approved an alternative regulation plan for small and mid-sized telephone operating companies not electing price caps. This plan reduces regulatory filing burdens under a form of modified rate-of-return. The Company's telephone subsidiaries have not elected the new FCC plan for 1995 and will therefore, remain in the NECA pools for this period. Since approximately one-third of the Company's telephone subsidiaries serve high-cost areas, important averaging mechanisms associated with the NECA pooling process would be lost if the Company elected either of the alternatives to rate-of-return regulation.

    On November 5, 1993, NECA filed with the FCC a Petition for Rulemaking proposing rule revisions to allow incentive settlement options within the NECA pools. The settlement options are designed to provide companies wishing to remain in the NECA pools with incentives similar to those previously adopted by the FCC but only available to non-NECA participants. This filing is still pending with the FCC. Management has been involved in providing comments on this plan and continues to evaluate opportunities under all forms of regulation.

COMPETITION

    As a result of a series of FCC, court and state regulatory agencies' decisions, competition has been introduced in certain sectors of the telephone industry, including interstate and intrastate toll, switched and special access services and customer premises equipment. Landline facilities-based competition in intrastate intra-LATA markets is making greater inroads in more state proceedings (and this trend is expected to continue). However, either through legislation or the adoption of proposed rules, states have generally offered additional protection to rural areas, such as in Tennessee, Vermont and Wisconsin. On February 15, 1994, an FCC order became effective which gives competitive access providers, interexchange carriers and others the right to directly interconnect facilities in the central offices of tier one telephone companies for the provision of interstate switched access transport services. In reaching their decision that interconnection should not apply to small carriers, the FCC recognized that the smaller carriers who operate in limited geographic areas with limited subscriber bases would not be able to efficiently offer interconnection services. Subsequently, the FCC's virtual collocation requirements, which were part of the interconnection order were overturned by the United States Circuit Court of Appeals. Less than seven percent of the Company's consolidated telephone revenues are derived from switched access transport services. Further, the rules do not apply to the Company's telephone subsidiaries, but could lead to changes in other FCC rules and policies that affect the way certain services are priced. Both Houses of Congress are likely to consider, and may adopt legislation to open local exchange and other telecommunications services to competition and apply expanded interconnection requirements to some or all local exchange telephone companies. Technological developments in cellular telephone, digital microwave, coaxial cable, fiber optics and other wireless and wired technologies may further permit the development of alternatives to traditional landline service. The Company and many other members of the local exchange carrier industry are seeking to maintain a strong universally affordable public telecommunications network through regulatory policies and programs that are sensitive to the needs of small communities and rural areas serviced by many of the Company's telephone subsidiaries. The FCC has initiated a Notice of Inquiry in Docket No. 80-286 on August 30, 1994 on the future of the USF and other high cost assistance mechanisms and has also requested every local exchange carrier to provide financial information in conjunction with its Notice of Inquiry.

    Certain providers and users of toll service may seek to bypass the LEC's switching services and local distribution facilities, particularly if services are not strategically priced. There are three primary ways today by which users of toll service may bypass the Company's switching services. First, users may construct and operate or lease facilities to transmit their traffic to an interexchange carrier. Second, certain interexchange carriers provide services which allow users to divert their traffic from the LEC's usage-sensitive services to their flat-rate services. Third, users may choose to use cellular telephone service to bypass the LEC's switching services. The Company's telephone subsidiaries have experienced only a small loss of traffic to such bypass. The Company and the exchange carrier industry are seeking to address bypass by advocating adequate interstate and state cost recovery mechanisms for high cost rural telephone service and flexible pricing, including reduced pricing of access and toll services, where appropriate.

    The FCC released other significant orders and proposed rulemakings during 1993 and 1994 which are intended to further promote competition in video and voice communications and which may provide the Company with increased communications opportunities. The Company actively monitors these proceedings seeking to protect its interests, and continues to evaluate new business opportunities that arise out of these regulatory decisions.

    Consistent with the 1993 Federal District Court's decision that declared the telephone/cable cross-ownership ban unconstitutional for Bell Atlantic, other telephone operating companies have similarly filed lawsuits challenging the ban. At this time, favorable summary judgment rulings that the FCC's ban on telephone companies' provision of video programming violates the First Amendment rights of the telephone companies to free speech have also been granted for U.S. West, BellSouth and for the United States Telephone Association's small and mid-size members. Cases filed by Ameritech and NYNEX are pending.

    Because of legislation under consideration by each house of Congress and the Administration's initiatives for the creation of a broadband interactive national information infrastructure, the Company expects that there eventually will be open entry in nearly every aspect of communications. The Company believes, however, that consistent with open entry is the realization by policymakers that high-cost support funds and similar cost-averaging methods must continue to be employed to ensure that advanced services reach rural areas. The Company plans to compete by providing high-quality advanced voice, video, data and image services.

                            RADIO PAGING OPERATIONS

WIRELESS MESSAGING INDUSTRY

    Paging is a wireless communications messaging technology which uses an assigned radio frequency, licensed by the FCC, to contact a paging customer within a geographic service area. Pagers are small, lightweight, easy-to-use, battery-operated devices which receive messages by the broadcast of a radio signal. To contact a customer, a message is initiated by placing a telephone call to the customer's pager number. The telephone call is received by a computerized paging switch which generates a signal sent to microprocessor-controlled radio transmitters within the service area. These radio transmitters are connected to the paging terminal either through land-line or satellite. The transmitters broadcast a digital or analog signal that is received by the pager and delivered as a digital display, alphanumeric text, tone or voice message.

    The paging industry started in 1949 when the FCC allocated certain radio frequencies for exclusive use in providing one-way and two-way types of mobile communications services. Until the 1980s, the industry was highly fragmented with a large number of small, local operators. During that decade, acquisitions of many firms by regional telephone companies and others greatly consolidated the industry. The Company currently estimates that the ten largest Radio Common Carrier ("RCC") paging companies, including APP, serve approximately 50 percent of the estimated 24.5 million paging subscribers in the United States, with no single provider serving more than 18 percent of the United States marketplace.

    The FCC completed its narrowband PCS auction covering ten nationwide licenses and thirty regional licenses allocated to certain radio spectrum blocks. APP was the successful bidder for five regional licenses, providing equivalent coverage to that of a nationwide license, each consisting of a 50 kHz outbound channel paired with a 12.5 kHz return channel all on the same frequency. The licenses will authorize APP to introduce two-way wireless messaging communication services including acknowledgement paging, data and telemetry services, wireless E-Mail and digitized voice messaging.

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

    APP provides one-way wireless communications messaging services in the United States with operations concentrated in Florida and in the Mid-Atlantic and Midwest regions. APP has experienced strong growth in the number of pagers in service, increasing from 201,200 at the end of 1990 to 652,800 at year-end 1994, a compound annual growth rate of 34.2%

    The following table summarizes certain information about APP's operations.

                                                                            YEAR ENDED OR AT DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                             1994          1993          1992          1991          1990
                                                         ------------  ------------  ------------  ------------  ------------
                                                                                (DOLLARS IN THOUSANDS)
Pagers in service......................................       652,800       460,900       322,200       236,800       201,200
Total revenues.........................................       $92,065       $75,363       $54,716       $43,972       $38,021
Depreciation and amortization expense..................        17,178        13,392        10,412         9,047         8,304
Operating (loss).......................................          (169)         (721)       (5,447)       (7,750)       (6,442)
Additions to property and equipment....................        27,403        24,813        15,501        13,322        14,347
Identifiable assets....................................  $    146,107  $     74,923  $     57,080  $     41,726  $     38,067

COMPANY STRATEGY

    APP's business strategy is to promote above industry average growth in customers, revenue and operating cash flow by providing the highest quality service through one of the industry's most technologically advanced digital transmission systems with a focus on strong customer service and competitive pricing. APP stresses quality in every customer interaction and strives to continuously improve the productivity and efficiency of its employees and its communications systems.

    On  May 27, 1994, the  FCC granted APP exclusive use  of a paging channel on
929.3375 MHz throughout the United States subject to construction/buildout requirements. APP notified the FCC, by letter dated January 23, 1995, that these requirements had been met. APP believes this license, will enable the Company to offer competitive regional and nationwide messaging services and has built the systems required to utilize and retain an exclusive license.

    On March 17, 1995 the FCC granted applications filed by the APP for SMR licenses in five markets and dismissed the remainder of APP's pending SMR applications. An SMR license consists of a 25 kHz outbound channel paired with a 25 kHz inbound channel. APP received channels in the following cities: five each in Tucson and Prescott, Arizona; two in Dubuque, Iowa; one in Champaign, Illinois and one in Eau Claire, Wisconsin. These licenses will provide additional capacity to allow APP to offer some or all of a broader range of innovative mobile data services, such as one- and two-way messaging, high resolution graphics, wireless E-Mail and facsimile. Prior to making grants of these applications, the FCC amended its rules to eliminate wireline eligibility restrictions applicable to SMR licensing and ordered that all pending waiver requests such as those filed by APP be dismissed as moot.

    APP is a joint venture partner with Nexus Telecommunications Systems Ltd. of Israel ("Nexus") in American Messaging Services, Inc., which was formed to develop multiple applications and distribution channels for its proprietary wireless technologies. As part of this arrangement, APP has the exclusive right to market two-way lower-speed data messaging, vehicle location and inventory management services using patented spread spectrum technology in the Western Hemisphere. Management believes its alliance with Nexus has the potential to result in advanced two-way messaging services.

    Services which may require additional capacity, such as E-mail, will require higher-speed networks to support the customer base. This, in turn, may require more transmitter sites, more complex communication switches, and other enhancements to APP's infrastructure.

    Many of the services such as information services are currently offered in several of APP's operations. The time-frame for new two-way services is projected to be early 1996, but there can be no assurance at this early stage of development of such services that APP will be willing or able to invest in some or all of such services or that, if implemented, such services will be commercially successful.

PAGING OPERATIONS

    APP provides local, wide-area, regional and nationwide paging services to customers through its operations centers. It offers local and regional paging coverage throughout Florida, the Midwest (including all or parts of Illinois, Indiana, Kentucky, Minnesota, Missouri and Wisconsin) the Mid-Atlantic (including all or parts of Maryland, Pennsylvania, Virginia, and Washington, D.C.) regions, and in the states of Oklahoma, Texas, Arizona and Utah. Nationwide paging is offered through APP's alliance with nonaffiliated service providers.

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

    Since 1986, APP has made a limited number of selective acquisitions of paging companies which had been providing service in the same areas as APP, or in areas adjacent to APP's service areas. In 1994, APP obtained approximately 35,000 customers from its acquisition of Sunshine Beeper Company in Florida. In total, APP has added 59,000 net customers through acquisitions since 1990. As the industry continues to consolidate, APP expects to evaluate attractive acquisition opportunities and continue to make selective acquisitions on an ongoing basis.

MARKETING STRATEGY

    APP directs its marketing efforts at value-oriented customers who appreciate APP's technical reliability and high level of customer service. APP's marketing strategy is designed to increase market share and operating cash flow by achieving rapid growth at modest cost per net customer unit added. Continuing quality improvements, including new services and products, help stimulate this growth and also help control costs.

    APP generates its revenues from (i) service usage billed on a flat-rate or measured-service basis, (ii) pager rentals, (iii) pager warranties, maintenance contracts and repair, (iv) loss protection, (v) voice mail usage on a flat rate or measured service basis, (vi) activation fees, (vii) the sale of pager accessories and (viii) service usage of value-added services such as text dispatching, second telephone numbers or group calls. Service to end users is provided directly by APP in most cases.

    APP markets its services directly through its sales force complemented by customer service representatives, and indirectly through third-party resellers and retailers. APP's sales force and customer service representatives have the responsibility to ensure that all customers and prospects as well as resellers and retailers understand APP's competitive advantages: reliable wireless networks, wide-area coverage, value-priced selection of pagers and ancillary services, and responsive sales and customer service staff.

    APP offers its services to third-party resellers under marketing agreements. APP offers paging airtime in bulk quantities at wholesale rates to resellers who then "re-sell" APP's airtime to end users at a markup. APP's cost of obtaining customer units through resellers is substantially less than the cost of obtaining customer units through direct sales or retail distribution channels. Resellers incur the cost to acquire customers as well as to service, bill and collect revenues from the customer. They also assume the cost of the paging unit for those who rent rather than purchase. APP sells pagers to retailers at a small mark-up or cost. Retail outlets then sell the pagers to the customers who then purchase the services from APP. Resellers and retailers may also sell services of other wireless communications companies which may compete with APP. APP seeks to develop long-term and cooperative relationships with its resellers and retailers.

COMPETITION

    APP faces significant competition in all of its markets. A number of APP's competitors, which include local, regional and national paging companies and certain regional telephone companies, possess greater financial, technical and other resources than APP. Moreover, certain competitors in the paging business offer wider coverage in certain geographic areas than does APP and certain competitors follow a low-price discounting strategy to expand market share. If any of such companies were to devote additional resources to the paging business or increase competitive pressure in APP's markets, APP's results of operations could be adversely affected.

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

GOVERNMENT REGULATION

    APP's message paging operations are subject to regulation by the FCC under the Communications Act. Currently, paging services are offered primarily over radio frequencies that the FCC has allocated for either common carriage (licensees are known as RCCs) or private carriage (licensees are known as private carrier paging operators ("PCP")). An RCC license is an exclusive license to a specific radio frequency in a particular locality or region and the licensee is regulated as a common carrier. A PCP license may be designated by the FCC as exclusive or non-exclusive, and may be subject to frequency sharing and coordination procedures. These procedures are designed to avoid interference with the operation of communications by other carriers using the same frequency. PCP licensees are private carriers, not subject to common carrier regulation.

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

    The FCC licenses granted to APP are issued for up to ten years in the case of both RCC and PCP licenses, at the end of which time renewal applications must be approved by the FCC. Most of APP's current licenses expire between 1997 and 2001. FCC renewals are generally granted as long as APP is in compliance with FCC regulations. Although APP is unaware of any circumstances which would prevent the approval of any pending or future renewal applications, no assurance can be given that APP's licenses will be renewed by the FCC in the future. Moreover, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or revoke or modify licenses. No license of APP has ever been revoked or modified involuntarily. See "Legal Proceedings -- La Star and Wisconsin RSA 8 Applications" for a discussion of certain FCC proceedings which have set aside the Company's licensing authority in a Wisconsin market pending the outcome of an FCC hearing.

    The Communications Act requires licensees such as APP to obtain prior approval from the FCC for the assignment or transfer of control of any construction permit or station license, or any rights thereunder. The Communications Act also requires prior approval by the FCC of acquisitions of other paging companies by APP. The FCC has approved all transfers of control for which APP has sought approval. APP also routinely applies for FCC authority to use frequencies, modify the technical parameters of existing licenses, expand its service territory and provide new services. Although there can be no assurance that any future requests for approval or applications filed by APP will be approved or acted upon in a timely manner by the FCC, or that the FCC will grant the relief requested, APP has no reason to believe that any such requests, applications or relief will not be approved or granted.

                               OTHER SUBSIDIARIES

    Subsidiaries of the Company provide data processing and related services (TDS Computing Services, Inc.); graphic communications services (Suttle Press, Inc.); and telemessaging services (Integrated Communications Services, Inc.).

                                   EMPLOYEES

    The Company enjoys satisfactory employee relations. As of December 31, 1994, 5,322 persons were employed by the Company, 126 of whom are represented by unions.

--------------------------------------------------------------------------------

ITEM 2. PROPERTIES

    The property of TDS consists principally of switching and cell site equipment related to cellular telephone operations; telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to telephone operations; and radio pagers and transmitting equipment related to radio paging operations. As of December 31, 1994, TDS's gross property, plant and equipment of approximately $1.6 billion consisted of the following:

Cellular telephone.................................       29.5 %
Telephone
  Telephone lines..................................       30.0
  Central office equipment.........................       17.2
  Telephone instruments and related equipment......        1.3
  Land and buildings...............................        3.2
  Miscellaneous....................................        6.2
  Plant under construction.........................        3.3
                                                         -----
      Total Telephone..............................       61.2
Radio paging.......................................        5.2
Other..............................................        4.1
                                                         -----
                                                         100.0 %
                                                         -----
                                                         -----

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

--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in a number of legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain landline or cellular telephone systems. The more significant proceedings involving the Company are described in the following paragraphs.

    LA STAR AND WISCONSIN RSA 8 APPLICATIONS. USM indirectly owns 49% of La Star Cellular Telephone Company ("La Star"), which was an applicant for a construction permit for a cellular system in the New Orleans MSA. In June 1992, the FCC affirmed an Administrative Law Judge's order which had granted the application of another applicant and dismissed La Star's application. The basis for the FCC's action was its finding that USM improperly controlled La Star. In a footnote to its decision, the FCC stated that questions regarding the conduct of USM in that proceeding may be revisited in future proceedings. As a result of that footnote, FCC authorizations in uncontested FCC proceedings have been granted to TDS and its subsidiaries subject to any subsequent action the FCC might take concerning its findings and conclusions in the La Star decision.

    La Star, TDS and USM appealed the FCC's decision in the La Star proceeding. On March 29, 1994, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC's decision in the La Star proceeding and remanded the matter to the FCC for further proceedings. On remand, the FCC affirmed the dismissal of the La Star application but did not address the subject matter of its footnote in the original La Star decision. As a result, the Wisconsin RSA 8 case, discussed below, now constitutes the only FCC expression calling for conditions on authorizations to TDS and its subsidiaries.

    On February 1, 1994, in a proceeding involving a license originally issued to TDS for Wisconsin RSA 8, the FCC instituted a hearing to determine whether in the La Star case USM had misrepresented facts to, lacked candor in its dealings with or attempted to mislead the FCC, and, if so, whether TDS possesses the requisite character qualifications to hold that Wisconsin license. The FCC stated in its decision that, pending resolution of the issues in the Wisconsin proceeding, subsequent authorizations to TDS and its subsidiaries would be conditioned on the outcome of that proceeding. TDS was granted interim authority to continue to operate that Wisconsin system pending completion of the hearing.

    Following extensive discovery by the FCC and other parties, TDS and USM have reached preliminary and definitive settlement agreements with parties to the proceeding contemplating a summary decision finding TDS and its affiliates fully qualified to be FCC licensees. Pending the negotiation of a definitive settlement agreement with a group of Wisconsin telephone companies who are parties to the proceeding, the hearing has been postponed. Final settlement will also be subject to the action of the judge presiding in the proceeding.

    TOWNES TELECOMMUNICATIONS, INC., ET. AL. V. TDS, ET AL. Plaintiffs Townes Telecommunications, Inc., Tatum Telephone Company and Tatum Cellular Telephone Company filed a suit on September 4, 1991 in the District Court of Rusk County, Texas, against both TDS and USM as defendants. Plaintiffs made a number of allegations, including usurpation, breach of fiduciary duty, civil conspiracy, breach of contract, tortious interference and other claims, and sought a variety of remedies, including unspecified damages not to exceed $33 million and as much as $200 million in punitive damages.

    The case went to trial on April 25, 1994. On May 5, 1994, the jury returned a verdict in favor of TDS and USM on all issues. The plaintiffs filed an appeal of the case on September 12, 1994. The parties have executed an agreement which settles all matters related to this litigation and this case has been dismissed with prejudice on February 14, 1995. The settlement agreement requires plaintiffs to purchase a minority cellular interest from the Company at a negotiated purchase price which the Company believes approximates fair market value, and does not require the payment of any money by the Company.

--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of 1994.

--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from Exhibit 99 sections entitled "Election of Directors" and "Executive Officers."

--------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference from Exhibit 99 section entitled "Executive Compensation" and "1994 Long-Term Incentive Plan," except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

--------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from Exhibit 99 sections entitled "Security Ownership of Management" and "Principal Shareholders."

--------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated  by  reference  from  Exhibit  99  section  entitled   "Certain
Relationships and Related Transactions."

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this report:

(a)(1) Financial Statements

Consolidated Statements of Income..........................  Annual Report*
Consolidated Statements of Cash Flows......................  Annual Report*
Consolidated Balance Sheets................................  Annual Report*
Consolidated Statements of Common Stockholders' Equity.....  Annual Report*
Notes to Consolidated Financial Statements.................  Annual Report*
Consolidated Quarterly Income Information (Unaudited)......  Annual Report*
Report of Independent Public Accountants...................  Annual Report*

---------
* Incorporated by reference from Exhibit 13.

  (2) Schedules

                                                                                                                 LOCATION
                                                                                                                -----------
Report of Independent Public Accountants on Financial Statement Schedules.....................................  page 38
I.         Condensed  Financial Information of Registrant-Balance Sheets as  of December 31, 1994 and 1993 and
           Statements of Income and Statements of Cash Flows for  each of the Three Years in the Period  Ended
           December 31, 1994..................................................................................  page 39
II.        Valuation  and Qualifying Accounts  for each of  the Three Years  in the Period  Ended December 31,
           1994...............................................................................................  page 43
Los Angeles SMSA, Nashville/Clarksville MSA, and Baton Rouge MSA Limited Partnership Combined Financial
  Statements..................................................................................................  page 44
           Compilation Report of Independent Public Accountants on Combined
             Financial Statements.............................................................................  page 45
           Reports of Other Independent Accountants...........................................................  page 46
           Combined Statements of Operations (Unaudited)......................................................  page 51
           Combined Balance Sheets (Unaudited)................................................................  page 52
           Combined Statements of Cash Flows (Unaudited)......................................................  page 53
           Combined Statements of Changes in Partners' Capital (Unaudited)....................................  page 54
           Notes to Unaudited Combined Financial Statements...................................................  page 55
All other schedules have been omitted because they are not applicable or not required because the required information is shown in the financial statements or notes thereto.

  (3) Exhibits

The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this Report. The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Report.

 EXHIBIT
  NUMBER     DESCRIPTION
----------   --------------------------------------------------------------------
 10.1        Salary Continuation Agreement for LeRoy T. Carlson dated May 20,
             1977, as amended May 22, 1981 and May 25, 1984 is hereby
             incorporated by reference to the Company's Registration Statement on
             Form S-2, No. 2-92307.
 10.2  (a)   Supplemental Benefit Agreement for LeRoy T. Carlson dated March 21,
             1980, as amended March 20, 1981 is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-7,
             No. 2-74615.
 10.2  (b)   Memorandum of Amendment to Supplemental Benefit Agreement dated May
             28, 1991 is hereby incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report Form 10-K for the year ended December
             31, 1991.
 10.3        Stock Option Agreement, dated February 25, 1987, between the Company and Murray L. Swanson is hereby incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.
 10.4        Stock Appreciation Rights Award and Non-Qualified Stock Option
             Agreement, dated March 14, 1988, between the Company and LeRoy T.
             Carlson, Jr., is hereby incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December
             31, 1988.
 10.5        Stock Option and Stock Appreciation Rights Award Agreement dated
             January 15, 1990 between the Company and James Barr III, is hereby incorporated by reference to Exhibit 10.13 to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1991.
 10.6  (a)   1988 Stock Option and Stock Appreciation Rights Plan of the Company
             is hereby incorporated by reference to Exhibit A to the Company's definitive Notice of Annual Meeting and Proxy Statement dated March
             31, 1988.
 10.6  (b)   Amendment #1 to 1988 Stock Option and Stock Appreciation Rights Plan
             of the Company is hereby incorporated by reference to Exhibit
             10.7(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
 10.6  (c)   Amendment #2 to 1988 Stock Option and Stock Appreciation Rights Plan
             of the Company is hereby incorporated by reference to Exhibit
             10.7(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
 10.7        1985 Incentive Stock Option Plan of the Company is hereby
             incorporated by reference to Exhibit A to the Company's definitive
             Notice of Annual Meeting and Proxy Statement dated April 24, 1986.
 10.8  (a)   Telephone and Data Systems, Inc. 1994 Long-Term Incentive Plan is
             hereby incorporated by reference to Exhibit 99.1 to the Company's
             Registration Statement on Form S-8 (Registration No. 33-57257).
 10.8  (b)   Form of 1994 Long-Term Stock Option Agreement (Transferable Form) is
             hereby incorporated by reference to Exhibit 99.2 to the Company's
             Registration Statement on Form S-8 (Registration No. 33-57257).
 10.8  (c)   Form of 1994 Long-Term Stock Option Agreement (Nontransferable Form)
             is hereby incorporated by reference to Exhibit 99.3 to the Company's
             Registration Statement on Form S-8 (Registration No. 33-57257).
 10.8  (d)   Form of 1995 Performance Stock Option Agreement (Transferable Form)
             is hereby incorporated by reference to Exhibit 99.4 to the Company
             Registration statement on Form S-8 (Registration No. 33-57257).

 10.8  (e)   Form of 1995 Performance Stock Option Agreement (Nontransferable
             Form) is hereby incorporated by reference to Exhibit 99.5 to the
             Company's Registration Statement on Form S-8 (Registration No.
             33-57257).
 10.9        Supplemental Executive Retirement Plan of the Company.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1994.

No reports on Form 8-K were filed during the quarter ended December 31, 1994.

--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Board of Directors of Telephone and Data Systems, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Telephone and Data Systems, Inc. and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1995 (except with respect to the matters discussed in Note 12 and Note 14, as to which the date is March 14, 1995). Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for postretirement benefits other than pensions as discussed in Note 1 of the Notes to Consolidated Financial Statements.

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

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 7, 1995
(except with respect to the matters
discussed in Note 12 and Note 14,
as to which the date is March 14, 1995)

SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
Telephone and Data Systems, Inc. (Parent)

BALANCE SHEETS

ASSETS
--------------------------------------------------------------------------------

                                                                                                            DECEMBER 31,
                                                                                                  --------------------------------
(DOLLARS IN THOUSANDS)                                                                                 1994             1993
----------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and cash equivalents                                                                       $           291  $        24,651
  Temporary investments                                                                                       184               57
  Notes receivable from affiliates                                                                        189,820          119,786
  Advances to affiliates                                                                                   22,016            1,616
  Accounts receivable
    Due from subsidiaries--Income taxes                                                                     7,682            9,008
    Due from subsidiaries--Other                                                                            8,624            9,618
    Other                                                                                                   2,555            1,130
  Other current assets                                                                                        650              632
                                                                                                  --------------------------------
                                                                                                          231,822          166,498
----------------------------------------------------------------------------------------------------------------------------------

INVESTMENT IN SUBSIDIARIES
  Underlying book value                                                                                 1,605,813        1,242,274
  Cost in excess of underlying book value at date of acquisition                                            1,907           49,821
                                                                                                  --------------------------------
                                                                                                        1,607,720        1,292,095
----------------------------------------------------------------------------------------------------------------------------------

OTHER INVESTMENTS
  Minority interests in telephone and cellular companies and other investments                             31,648           57,187
----------------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS AND DEFERRED CHARGES
  Debt issuance expenses                                                                                    2,027            2,020
  Development and acquisition expenses                                                                        599            1,036
  Other                                                                                                     7,239            3,138
                                                                                                  --------------------------------
                                                                                                            9,865            6,194
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $     1,881,055  $     1,521,974
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
Telephone and Data Systems, Inc. (Parent)

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                            DECEMBER 31,
                                                                                                  --------------------------------
(DOLLARS IN THOUSANDS)                                                                                 1994             1993
----------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt and preferred stock                                           $        13,053  $         3,339
  Notes payable                                                                                            97,629            6,000
  Notes payable to affiliates                                                                               2,852            1,818
  Advances from affiliates                                                                                    345              348
  Accounts payable
    Due to subsidiaries--Federal income taxes                                                               5,959            4,212
    Due to subsidiaries--Other                                                                              1,395              472
    Other                                                                                                     811            1,722
  Accrued interest                                                                                          9,234            8,078
  Accrued taxes                                                                                            (2,124)           2,463
  Other                                                                                                     3,427            1,257
                                                                                                  --------------------------------
                                                                                                          132,581           29,709
----------------------------------------------------------------------------------------------------------------------------------
DEFERRED LIABILITIES AND CREDITS
  Investment tax credits                                                                                   (1,694)          (2,117)
  Income taxes                                                                                             14,368            6,218
  Postretirement benefits obligation other than pensions (Note D)                                          12,067           12,856
  Other                                                                                                     3,903            3,526
                                                                                                  --------------------------------
                                                                                                           28,644           20,483
----------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, excluding current portion (Note B)                                                        203,764          205,032
----------------------------------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED SHARES, excluding current portion (Note A)                                            13,209           25,632
----------------------------------------------------------------------------------------------------------------------------------
NONREDEEMABLE PREFERRED SHARES                                                                             29,819           16,833
----------------------------------------------------------------------------------------------------------------------------------

COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $1 per share; authorized 100,000,000 shares; issued and outstanding
   47,937,570 and 43,503,584 shares, respectively                                                          47,938           43,504
  Series A Common Shares, par value $1 per share; authorized 25,000,000 shares; issued and
   outstanding 6,886,684 and 6,881,001 shares, respectively                                                 6,887            6,881
  Common Shares issuable, 41,908 and 304,328 shares, respectively                                           1,995           15,189
  Capital in excess of par value                                                                        1,288,453        1,069,022
  Retained earnings                                                                                       127,765           89,689
                                                                                                  --------------------------------
                                                                                                        1,473,038        1,224,285
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $     1,881,055  $     1,521,974
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
Telephone and Data Systems, Inc. (Parent)

STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                         ----------------------------------------
(DOLLARS IN THOUSANDS)                                                                       1994          1993          1992
---------------------------------------------------------------------------------------------------------------------------------
Operating sales and service revenues                                                     $     17,402  $     17,179  $     14,849
Cost of sales and expenses                                                                     18,189        17,109        14,896
                                                                                         ----------------------------------------
  Net operations                                                                                 (787)           70           (47)

Other income
  Interest income received from affiliates                                                     13,840        27,333        15,792
  Other, net                                                                                   (1,507)       (1,128)       (2,969)
                                                                                         ----------------------------------------
                                                                                               12,333        26,205        12,823
Interest expense                                                                              (22,107)      (18,934)      (16,428)
Federal income tax credit (expense)                                                            (1,411)        2,602        (4,710)
                                                                                         ----------------------------------------

Corporate operations                                                                          (11,972)        9,943        (8,362)

Equity in net income of subsidiaries and other investments                                     71,793        23,953        46,882
                                                                                         ----------------------------------------

Net income before extraordinary item and cumulative effect of accounting changes               59,821        33,896        38,520
Extraordinary item (Note C)                                                                        --            --          (769)
Cumulative effect of accounting changes (Note D)                                                   --            --        (6,866)
                                                                                         ----------------------------------------

Net income                                                                               $     59,821  $     33,896  $     30,885
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

Note A:    The  annual requirements  for redemption  of Redeemable  Preferred Shares  are $11.8 million, $11.8 million, $1.2 million, $79,000 and $79,000 for the years 1995 through
           1999, respectively.

Note B:    The annual requirements for principal payments  on long-term debt are $1.3  million,
           $419,000,  $394,000,  $476,000  and  $372,000  for  the  years  1995  through  1999, respectively.

Note C:    During 1992 the Company retired at a premium $20.8 million of its Senior Notes.  The notes  carried interest rates of 9.75% to 13.75%  and were due in 1996 through 2004.
           The transaction resulted  in an extraordinary  loss of $769,000,  net of income  tax benefits of $491,000.

Note D:    The  Company  implemented SFAS  No. 106,  "Employers' Accounting  for Postretirement
           Benefits  Other  than  Pensions,"  effective  January  1,  1992  and  SFAS  No.  112
           "Employers'  Accounting for Postemployment Benefits," effective January 1, 1994. See
           Note 1 of Notes to Consolidated Financial Statements, included in the Annual Report, for a discussion of the Company's postretirement benefit plans.

SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
Telephone and Data Systems, Inc. (Parent)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------------------
(DOLLARS IN THOUSANDS)                                                                  1994           1993           1992
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                        $      59,821  $      33,896  $      30,885
  Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
    Extraordinary item                                                                         --             --            769
    Cumulative effect of accounting change                                                     --             --          6,866
    Depreciation and amortization                                                           1,080          2,547          1,568
    Deferred taxes                                                                          8,572          4,563          3,459
    Equity income                                                                         (71,793)       (23,953)       (46,882)
    Other noncash expense                                                                     691              6          3,156
    Change in accounts receivable                                                           1,859          1,076         (6,440)
    Change in accounts payable                                                              1,769         (4,603)         5,430
    Change in accrued taxes                                                                (4,587)         2,463            428
    Change in other assets and liabilities                                                 (1,236)         2,689           (447)
                                                                                    -------------------------------------------
                                                                                           (3,824)        18,684         (1,208)
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt borrowings                                                                  (130)        91,601          7,235
  Repayment of long-term debt                                                              (1,611)       (11,935)       (28,780)
  Premium on retirement of long-term debt                                                      --             --         (1,117)
  Change in notes payable                                                                  91,629        (40,140)         6,511
  Change in notes payable to affiliates                                                     1,034           (175)        (5,727)
  Change in advances from affiliates                                                           (3)            --         (6,103)
  Common stock issued                                                                      11,185        109,972         78,592
  Redemption of preferred shares                                                             (644)          (220)          (407)
  Dividends paid                                                                          (20,906)       (17,830)       (13,902)
                                                                                    -------------------------------------------
                                                                                           80,554        131,273         36,302
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions
    Value of assets acquired                                                             (215,658)      (331,225)      (154,569)
    Common Shares issued                                                                  173,658        281,605        134,612
    Preferred Shares issued                                                                12,500          3,000             --
                                                                                    -------------------------------------------
        Net cash paid for acquisitions                                                    (29,500)       (46,620)       (19,957)
  Investments in subsidiaries                                                                (527)      (126,108)        (2,923)
  Dividends from subsidiaries                                                              17,373         16,266         21,544
  Other investments                                                                        (3,058)         1,424         (5,884)
  Change in notes receivable from affiliates                                              (64,850)        28,040        (28,460)
  Change in advances to affiliates                                                        (20,400)         1,073            127
  Change in temporary investments                                                            (128)           114             17
                                                                                    -------------------------------------------
                                                                                         (101,090)      (125,811)       (35,536)
-------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (24,360)        24,146           (442)
CASH AND CASH EQUIVALENTS--
  Beginning of period                                                                      24,651            505            947
                                                                                    -------------------------------------------
  End of period                                                                     $         291  $      24,651  $         505
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                         COLUMN A
                       DESCRIPTION                            COLUMN B     COLUMN C-1    COLUMN C-2                  COLUMN E
----------------------------------------------------------   BALANCE AT    CHARGED TO    CHARGED TO                 BALANCE AT
                                                            BEGINNING OF   COSTS AND       OTHER       COLUMN D       END OF
(DOLLARS IN THOUSANDS)                                         PERIOD       EXPENSES      ACCOUNTS    DEDUCTIONS      PERIOD
                                                            ------------  ------------  ------------  -----------  ------------
FOR THE YEAR ENDED DECEMBER 31, 1994
Deducted from deferred state tax asset:
  For unrealized net operating losses                        $   (8,704)   $      327    $     (585)   $      --   $     (8,962)
Deducted from accounts receivable:
  For doubtful accounts                                          (2,093)       (9,710)           --        9,018         (2,785)
Deducted from marketable equity securities:
  For unrealized loss                                              (626)           --           626           --             --
FOR THE YEAR ENDED DECEMBER 31, 1993
Deducted from deferred state tax asset:
  For unrealized net operating losses (1)                        (6,452)   $       --    $   (2,252)   $      --   $     (8,704)
Deducted from accounts receivable:
  For doubtful accounts                                          (1,608)       (5,837)           --        5,352         (2,093)
Deducted from marketable equity securities:
  For unrealized loss                                                --            --          (626)          --           (626)
FOR THE YEAR ENDED DECEMBER 31, 1992
Deducted from accounts receivable:
  For doubtful accounts                                      $   (1,200)   $   (4,457)   $       --    $   4,049   $     (1,608)
-------------------------------------------------------------------------------------------------------------------------------

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

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                         COMBINED FINANCIAL STATEMENTS

    The following financial statements are the combined financial statements of the cellular system partnerships listed below which are accounted for by the Company following the equity method. The combined financial statements were compiled from financial statements and other information obtained by the Company as a limited partner of the cellular limited partnerships listed below. The cellular system partnerships included in the combined financial statements, the periods each partnership is included, and the Company's ownership percentage of each cellular system partnership at December 31, 1994 are set forth in the following table.

                                                                                                                           THE
                                                                                                          PERIODS       COMPANY'S
                                                                                                          INCLUDED       LIMITED
                                                                                                        IN COMBINED    PARTNERSHIP
                                     CELLULAR SYSTEM PARTNERSHIP                                         STATEMENTS     INTEREST
------------------------------------------------------------------------------------------------------  ------------  -------------
Los Angeles SMSA Limited Partnership..................................................................      1992-94           5.5%
Nashville/Clarksville MSA Limited Partnership.........................................................      1992-94          49.0%
Baton Rouge MSA Limited Partnership...................................................................      1992-94          52.0%

              COMPILATION REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of TELEPHONE AND DATA SYSTEMS, INC.:

    The accompanying combined balance sheets of the Los Angeles SMSA Limited Partnership, the Nashville/Clarksville MSA Limited Partnership and the Baton Rouge MSA Limited Partnership as of December 31, 1994 and 1993 and the related combined statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1994, have been prepared from the separate financial statements, which are not presented separately herein, of the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships, as described in Note 1. We have reviewed for compilation only the accompanying combined financial statements, and, in our opinion, those statements have been properly compiled from the amounts and notes of the underlying separate financial statements of the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships, on the basis described in Note 1.

    The statements for the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships were audited by other auditors as set forth in their reports included on pages 46 through 50. The report of the other auditors of the Los Angeles SMSA Limited Partnership contains explanatory paragraphs with respect to the uncertainties discussed in the second, third, fourth and fifth paragraphs of Note 7. We have not been engaged to audit either the separate financial statements of the aforementioned limited partnerships or the related combined financial statements in accordance with generally accepted auditing standards and to render an opinion as to the fair presentation of such financial statements in accordance with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 17, 1995

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  LOS ANGELES SMSA LIMITED PARTNERSHIP:

    We have audited the balance sheets of Los Angeles SMSA Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1994; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles SMSA Limited Partnership as of December 31, 1994 and 1993, and results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note 9 to the financial statements, the Partnership has been named in two separate actions, now consolidated, and a separate complaint served by cellular agents. The outcome of these matters is uncertain and, accordingly, no accrual for these matters has been made in the financial statements.

    In addition, as discussed in Note 9, four class action suits were filed against the Partnership alleging violations of state and federal antitrust laws. The outcome of these matters is uncertain and, accordingly, no accrual for these matters has been made in the financial statements.

                                          COOPERS & LYBRAND L.L.P.

Newport Beach, California
February 17, 1995

                    REPORT OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Nashville/Clarksville MSA Limited Partnership as of December 31, 1994, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville/Clarksville MSA Limited Partnership as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
February 10, 1995

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

                                          COOPERS & LYBRAND
Atlanta, Georgia
February 11, 1993

To The Partners of
  BATON ROUGE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Baton Rouge MSA Limited Partnership as of December 31, 1994, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baton Rouge MSA Limited Partnership as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
February 10, 1995

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
                                  (UNAUDITED)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1994         1993         1992
                                                                             -----------  -----------  -----------
                                                                                    (DOLLARS IN THOUSANDS)
Revenues...................................................................  $   640,798  $   506,028  $   400,738
Expenses
  Selling, general and administrative......................................      362,840      287,299      235,038
  Depreciation and amortization............................................       66,234       57,357       46,740
                                                                             -----------  -----------  -----------
  Total expenses...........................................................      429,074      344,656      281,778
                                                                             -----------  -----------  -----------
Operating income...........................................................      211,724      161,372      118,960
Other income...............................................................          573          272          477
                                                                             -----------  -----------  -----------
Net Income.................................................................  $   212,297  $   161,644  $   119,437
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

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

                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1994         1993
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Current Assets
  Cash..................................................................................  $        38  $        27
  Accounts receivable--customers, net...................................................       95,630       81,656
  Accounts receivable--affiliates.......................................................       16,016       29,981
  Notes receivable--affiliates..........................................................          402        3,756
  Other current assets..................................................................       18,523        5,689
                                                                                          -----------  -----------
                                                                                              130,609      121,109
Property, Plant and Equipment, net......................................................      380,473      304,926
Other...................................................................................        1,640        1,631
                                                                                          -----------  -----------
Total Assets............................................................................  $   512,722  $   427,666
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                        LIABILITIES AND PARTNERS' CAPITAL


                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1994         1993
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Current Liabilities
  Accounts payable--other...............................................................  $    58,210  $    38,776
  Accounts payable--affiliates..........................................................        1,431        1,039
  Notes payable.........................................................................          692           --
  Customer deposits.....................................................................        4,060        2,996
  Other current liabilities.............................................................       39,323       22,101
                                                                                          -----------  -----------
                                                                                              103,716       64,912
                                                                                          -----------  -----------
Deferred Rent...........................................................................        5,019        4,571
Capital Lease Obligation................................................................          520          713
Partners' Capital.......................................................................      403,467      357,470
                                                                                          -----------  -----------
Total Liabilities and Partners' Capital.................................................  $   512,722  $   427,666
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1994          1993          1992
                                                                          ------------  ------------  ------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income............................................................  $    212,297  $    161,644  $    119,437
  Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization.......................................        66,234        57,357        46,740
    Deferred revenue and other credits..................................         1,387           497            (3)
    Loss on asset dispositions..........................................         3,542         3,838         4,294
    Change in prepaid expenses..........................................          (105)          (22)            4
    Change in accounts receivable.......................................            (9)      (37,422)       (3,417)
    Change in accounts payable and accrued expenses.....................        25,919         6,097        17,307
    Change in other assets and liabilities..............................        (1,556)        4,942         3,967
                                                                          ------------  ------------  ------------
                                                                               307,709       196,931       188,329
                                                                          ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Change in notes payable.............................................           692            --        (2,305)
    Change in notes receivable..........................................         3,354            (5)       (3,751)
    Principal payments on capital lease obligations.....................          (800)         (612)         (442)
    Capital contribution................................................            --            --         2,474
    Capital distribution................................................      (166,300)     (111,461)     (114,876)
                                                                          ------------  ------------  ------------
                                                                              (163,054)     (112,078)     (118,900)
                                                                          ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment, net of retirements......      (143,807)      (86,011)      (68,595)
    (Increases) decreases in other assets...............................           (44)        1,335          (856)
    Change in deferred charges..........................................          (827)         (202)          (36)
    Proceeds from sale of assets........................................            34            26            61
                                                                          ------------  ------------  ------------
                                                                              (144,644)      (84,852)      (69,426)
                                                                          ------------  ------------  ------------
NET INCREASE IN CASH....................................................            11             1             3
CASH
    Beginning of period.................................................            27            26            23
                                                                          ------------  ------------  ------------
    End of period.......................................................  $         38  $         27  $         26
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)

(DOLLARS IN THOUSANDS)
Balance at January 1, 1992......................................................  $ 300,252
  Contributions.................................................................      2,474
  Distributions.................................................................   (114,876)
  Net Income for the year ended December 31, 1992...............................    119,437
                                                                                  ---------
Balance at December 31, 1992....................................................    307,287
  Distributions.................................................................   (111,461)
  Net Income for the year ended December 31, 1993...............................    161,644
                                                                                  ---------
Balance at December 31, 1993....................................................    357,470
  Distributions.................................................................   (166,300)
  Net Income for the year ended December 31, 1994...............................    212,297
                                                                                  ---------
Balance at December 31, 1994....................................................  $ 403,467
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

                                                                                                      PERIOD INCLUDED     LIMITED
                                                                                                        IN COMBINED     PARTNERSHIP
                                                                                                        STATEMENTS       INTEREST
                                                                                                      ---------------  -------------
Los Angeles SMSA Limited Partnership................................................................         1992-94          5.5%
Nashville/Clarksville MSA Limited Partnership.......................................................         1992-94         49.0%
Baton Rouge MSA Limited Partnership.................................................................         1992-94         52.0%

    Profits, losses and distributable cash are allocated to the partners based upon respective partnership interests. Distributions are made quarterly at the discretion of the General Partner for one of the Partnerships.

    Of the partnerships included in the combined financial statements, the Los Angeles SMSA Limited Partnership is the most significant, accounting for approximately 89% of the combined total assets at December 31, 1994, and substantially all of the combined net income for the year then ended.

    USM's investment in and advances to Los Angeles SMSA Limited Partnership totalled $17,675,000 as of December 31, 1994, of which $19,402,000 represents its proportionate share of net assets of the Partnership. USM's investment in and advances to the Nashville/Clarksville MSA Limited Partnership totalled $17,360,000 as of December 31, 1994, which represents its proportionate share of net assets. USM's investment in and advances to the Baton Rouge MSA Limited Partnership totalled $10,660,000 as of December 31, 1994, $7,932,000 of which represents its proportionate share of net assets.

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

    Property, Plant and Equipment consists of:

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1994         1993
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Land....................................................................................  $     2,987  $     1,819
Buildings and Leasehold Improvements....................................................      100,312       79,704
Equipment...............................................................................      432,949      355,376
Furniture and Fixtures..................................................................       33,602       19,734
Under Construction......................................................................       55,176       32,052
                                                                                          -----------  -----------
                                                                                              625,026      488,685
Less Accumulated Depreciation...........................................................      244,553      183,759
                                                                                          -----------  -----------
                                                                                          $   380,473  $   304,926
                                                                                          -----------  -----------
                                                                                          -----------  -----------

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

    During 1994, 1993 and 1992, one of the Partnerships recorded capital lease additions of $687,000, $827,000 and $514,000, respectively.

    Commitments for future equipment acquisitions amounted to $55,187,000 at December 31, 1994.

    On January 10, 1994, one of the Partnerships entered into an agreement with its major supplier to purchase $77 million in equipment. At December 31, 1994, approximately $11 million in equipment had been purchased by the Partnership under the agreement.

    OTHER ASSETS

    Other assets consist primarily of the costs of acquiring the right to serve certain customers previously served by resellers and are being amortized over three years using the straight-line method. Accumulated amortization was $5,656,000 and $4,806,000 at December 31, 1994 and 1993, respectively.

    OTHER CURRENT ASSETS

    Other current assets includes inventory consisting primarily of cellular phones and accessories held for resale stated at average cost. Consistent with industry practice, losses on sales of cellular phones are recognized in the period in which sales are made as a cost of acquiring subscribers.

    REVENUE RECOGNITION

    Revenues from operations primarily consist of charges to customers for monthly access charges, cellular airtime usage, and roamer charges. Revenues are recognized as services are rendered. Unbilled revenues, resulting from cellular service provided from the billing cycle date to the end of each month and from other cellular carriers' customers using the partnership's cellular systems for the last half of each month, are estimated and recorded as receivables. Unearned monthly access charges and bundled service packages relating to the periods after month-end are deferred and netted against accounts receivable and recognized the following month when services are provided.

    INCOME TAXES

    No provisions have been made for federal or state income taxes since such taxes, if any, are the responsibility of the individual partners.

3.  LEASE COMMITMENTS:

    Future minimum rental payments required under operating leases for real estate that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1994, are as follows:

(DOLLARS IN THOUSANDS)
1995..............................................................  $  14,366
1996..............................................................     13,836
1997..............................................................     12,800
1998..............................................................     12,240
1999..............................................................     10,930
Thereafter........................................................     20,916
                                                                    ---------
                                                                    $  85,088
                                                                    ---------
                                                                    ---------

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)

    The initial lease terms generally range from 5 to 25 years with the majority of them having initial terms of 10 years and providing for one renewal option of 5 years and for rental escalation. Included in selling, general and administrative expense are rental costs of $17,750,000, $15,119,000 and $10,938,000 for the years ended December 31, 1994, 1993 and 1992, respectively. One of the Partnerships leases office facilities under a ten-year lease agreement which provides for free rent incentives for six months and rent escalation over the ten-year period. The Partnership recognizes rent expense on a straight-line basis and recorded the related deferred rent as a noncurrent liability to be amortized as an adjustment to rental costs over the life of the lease.

4.  CAPITAL LEASE OBLIGATION:

    One of the Partnerships leases equipment under capital lease agreements. At December 31, 1994 and 1993, respectively, the amount of such equipment included in property, plant and equipment is $3,645,000 and $3,324,000 less accumulated amortization of $2,356,000 and $1,914,000. Future minimum annual lease payments on noncancellable capital leases are as follows:

(DOLLARS IN THOUSANDS)
1995...............................................................  $     829
1996...............................................................        452
1997...............................................................         88
                                                                     ---------
Total future minimum lease payments................................      1,369
  Less amounts representing interest...............................         80
                                                                     ---------
Present value of net future minimum lease payments.................      1,289
  Less current portion.............................................        769
                                                                     ---------
Lease obligation, noncurrent.......................................  $     520
                                                                     ---------
                                                                     ---------

5.  RELATED PARTY TRANSACTIONS:

    Certain affiliates of these cellular limited partnerships provide services for the system operations, legal, financial, management and administration of these entities. These affiliates are reimbursed for both direct and allocated costs (totaling $57.6 million in 1994, $57.1 million in 1993 and $52.2 million in 1992) related to providing these services. In addition, certain affiliates have established a credit facility with certain partnerships to provide working capital to the partnership. One of the partnerships participates in a centralized cash management arrangement with its general partner. At December 31, 1994 and 1993, the interest-bearing balance amounted to $16,016,000 and $29,981,000, respectively. Effective January 1, 1989, the general partner pays or charges the Partnership monthly interest, computed using the general partner's average borrowing rate, on the amounts due to or from the Partnership. Interest earned in 1994, 1993 and 1992 was $1,480,000, $1,294,000 and
$1,396,000, respectively.

6.  REGULATORY INVESTIGATIONS:

    On December 21, 1993, the California Public Utilities Commission ("CPUC") adopted a new Order Instituting Investigation into the regulation of mobile telephone service and wireless communications, Order Number I.93-12-007. The investigation proposes a regulatory program which would encompass all forms of mobile telephone service.

    On August 22, 1994, the CPUC issued an interim Decision that imposes a methodology in which existing cellular carriers be subject to rate cap regulation and other regulations, and requiring carriers, upon request, to permit resellers to operate reseller switches interconnected to the cellular carrier's facilities, to unbundle cellular access charges to resellers on a market basis and to subsidize resellers' roaming revenues. The Decision further authorized the CPUC to file a petition with the Federal Communications Commission ("FCC") to extend the CPUC's jurisdiction over cellular carriers for at least 18 months. Application for Rehearing and Suspension has been filed by various carriers and is

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)
pending with the CPUC. Currently, one of the Partnerships is unable to quantify the precise impact of this Order on its future operations, but that impact may be material to one of the Partnerships under certain circumstances.

    In 1993, Congress amended Section 332 of the Communications Act in order to, among other things, mandate a general federal preemption of state regulation of entry and rates for cellular service providers. Congress established a mechanism for states to petition for permission to continue whatever state rate regulation actually existed as of June 1, 1993 for a period of time. It also established a mechanism for those states that wanted to petition for the right to establish new or modified rate regulations. On August 8, 1994, the CPUC filed a petition with the FCC seeking to retain regulatory authority over cellular service rates in California. In September 1994, opposition to this petition was filed. This matter is pending with the FCC.

    In January 1992, the CPUC commenced a separate investigation of all cellular companies operating in the State to determine their compliance with General Order number 159 (G.O. 159). This investigation addresses whether cellular utilities have complied with local, state or federal regulations governing the approval and construction of cellular sites in the State. The CPUC may advise other agencies of violations in their jurisdictions. Currently, certain carriers have agreed to monetary settlements as a result of this investigation.

    One of the Partnerships has prepared and filed the information requested by the CPUC. The CPUC will review the information provided by one of the Partnerships and, if violations of G.O. 159 are found, it may assess penalties against one of the Partnerships. The outcome of this investigation is uncertain and, accordingly, no accrual for this matter has been made.

7.  CONTINGENCIES AND COMMITMENTS:

    One of the Partnerships filed for its 10-year license renewal for the Los Angeles market on August 30, 1993. The Partnership had been operating with FCC authority while the renewal application was pending. In January 1995, the Partnership's license was renewed for a 10-year period.

    In two separate actions filed, on October 7, 1993, and February 15, 1994, now consolidated, two agents of the competing carrier have named one of the Partnerships as a defendant. The general allegations include violations of California Unfair Practices Act and price fixing. At a recent mandatory settlement conference, plaintiffs asked for $6 million from all defendants to settle the above claims ($2.5 million from one of the defendants, including the Partnership). The proposed settlement offer has not been accepted. The ultimate outcome of both of these actions is uncertain at this time. Accordingly, no accrual for these contingencies has been made. The Partnership intends to defend its position vigorously.

    In May 1994, several former and current agents of the competing carrier have named one of the Partnerships in only one cause of action. This cause of action alleges a conspiracy with the competing carrier to fix the prices of cellular service in violation of state antitrust laws. The plaintiffs are seeking damages in excess of $100,000 for each of the plaintiff agents. The outcome of this matter is uncertain and accordingly, the Partnership has not recorded an accrual. The Partnership intends to defend its position vigorously.

    On November 24, 1993, October 17, 1994 and November 30, 1994, three separate class action (not yet certified) suits were filed against one of the Partnerships alleging conspiracy with a competing carrier to fix the price of cellular service in violation of state and federal antitrust laws. The plaintiffs are seeking injunctive relief and substantial monetary damages in excess of $100 million before trebling. The outcome of this matter is uncertain and, accordingly, the Partnership has not recorded an accrual. The Partnership intends to defend its position vigorously.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)

    On July 18, 1994, a partner in one of the Partnerships was served with a class action (not yet certified) suit on behalf of the Partnership's authorized agents. The complaint alleges "predatory practices" and seeks damages in excess of $1.6 million per agent, plus statutory treble damages. The outcome of this matter is uncertain and, accordingly, the Partnership has not recorded an accrual. The Partnership intends to defend its position vigorously.

    In January 1995, the United States Department of Justice asserted that one of the partners' parent company, including the Partnership, is a "successor" to a Bell Operating Company and bound by Section II of the Modification of Final Judgment entered in 1984 in the AT&T divestiture case. Section II imposes certain restrictions relating to interexchange telecommunications and telecommunications equipment manufacturing, among other things. A Complaint in Intervention has been filed and is still pending. A standstill agreement has been entered into which enables one of the partners' parent company, including the Partnership, to operate as is. In the event of an adverse order in the Complaint in Intervention proceeding, management does not expect that the impact would be material to the Partnership's current operations. The outcome of this matter is uncertain and, accordingly, the Partnership has not recorded an accrual. The Partnership intends to defend its position vigorously.

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

    The General Partner of two of the Partnerships entered into agreements with an equipment vendor on behalf of the Partnerships to replace the Partnerships' cellular equipment with new cellular technology which will support both analog and digital voice transmissions. Prior to replacement the Partnerships are renting certain cellular equipment in order to meet demands relating to current market growth.

   [LOGO]

TELEPHONE AND DATA SYSTEMS, INC.

30 North LaSalle Street
Chicago, Illinois 60602
312/630-1900

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TELEPHONE AND DATA SYSTEMS, INC.

                                                By:                   /S/ LEROY T. CARLSON
                                                           ------------------------------------------
                                                                       LeRoy T. Carlson,
                                                                            CHAIRMAN
                                                By:                /S/ LEROY T. CARLSON, JR.
                                                           ------------------------------------------
                                                                     LeRoy T. Carlson, Jr.,
                                                              PRESIDENT (CHIEF EXECUTIVE OFFICER)
                                                By:                  /S/ MURRAY L. SWANSON
                                                           ------------------------------------------
                                                                       Murray L. Swanson,
                                                                EXECUTIVE VICE PRESIDENT-FINANCE
                                                                   (CHIEF FINANCIAL OFFICER)
                                                By:                 /S/ GREGORY J. WILKINSON
                                                           ------------------------------------------
                                                                     Gregory J. Wilkinson,
                                                                 VICE PRESIDENT AND CONTROLLER
                                                                 (PRINCIPAL ACCOUNTING OFFICER)

Dated March 24, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             SIGNATURE                                   TITLE             DATE
--------------------------------------------------------------------  -----------  ---------------------
                               /S/ LEROY T. CARLSON                      DIRECTOR     March 24, 1995
          -----------------------------------------------
                          LeRoy T. Carlson
                           /S/ LEROY T. CARLSON, JR.                     DIRECTOR     March 24, 1995
          -----------------------------------------------
                       LeRoy T. Carlson, Jr.
                              /S/ MURRAY L. SWANSON                      DIRECTOR     March 24, 1995
          -----------------------------------------------
                         Murray L. Swanson
                            /S/ RUDOLPH E. HORNACEK                      DIRECTOR     March 24, 1995
          -----------------------------------------------
                        Rudolph E. Hornacek
                                /S/ JAMES BARR III                       DIRECTOR     March 24, 1995
          -----------------------------------------------
                           James Barr III
                              /S/ LESTER O. JOHNSON                      DIRECTOR     March 24, 1995
          -----------------------------------------------
                         Lester O. Johnson
                            /S/ DONALD C. NEBERGALL                      DIRECTOR     March 24, 1995
          -----------------------------------------------
                        Donald C. Nebergall
                              /S/ HERBERT S. WANDER                      DIRECTOR     March 24, 1995
          -----------------------------------------------
                         Herbert S. Wander
                            /S/ WALTER C.D. CARLSON                      DIRECTOR     March 24, 1995
          -----------------------------------------------
                        Walter C.D. Carlson
                               /S/ DONALD R. BROWN                       DIRECTOR     March 24, 1995
          -----------------------------------------------
                          Donald R. Brown
                              /S/ ROBERT J. COLLINS                      DIRECTOR     March 24, 1995
          -----------------------------------------------
                         Robert J. Collins

--------------------------------------------------------------------------------
                               INDEX TO EXHIBITS
--------------------------------------------------------------------------------

  EXHIBIT
    NO.                                                    DESCRIPTION OF DOCUMENT
------------  ------------------------------------------------------------------------------------------------------------------
   3.1        Articles  of Incorporation, as amended, are hereby incorporated by reference to an exhibit to the Company's Report on Form 8-A/A-2 dated December 20, 1994.

   3.2        By-laws, as amended, are hereby incorporated  by reference to an exhibit to  the Company's Report on Form  8-A/A-2 dated December 20, 1994.

   4.1        Articles  of Incorporation, as amended, are hereby incorporated by reference to an exhibit to the Company's Report on Form 8-A/A-2 dated December 20, 1994.

   4.2        By-laws, as amended, are hereby incorporated  by reference to an exhibit to  the Company's Report on Form  8-A/A-2 dated December 20, 1994.

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

  EXHIBIT
    NO.                                                    DESCRIPTION OF DOCUMENT
------------  ------------------------------------------------------------------------------------------------------------------
  10.5        Stock  Option and Stock Appreciation Rights  Award Agreement dated January 15,  1990 between the Company and James
              Barr III, is hereby incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1991.

  10.6(a)     1988 Stock Option  and Stock  Appreciation Rights  Plan of the  Company, is  hereby incorporated  by reference  to
              Exhibit A to the Company's definitive Notice of Annual Meeting and Proxy Statement dated March 31, 1988.

  10.6(b)     Amendment  #1 to 1988 Stock  Option and Stock Appreciation  Rights Plan of the  Company, is hereby incorporated by reference to Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  10.6(c)     Amendment #2 to 1988 Stock  Option and Stock Appreciation  Rights Plan of the  Company, is hereby incorporated  by reference to Exhibit 10.7(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  10.7        1985 Incentive Stock Option Plan of the Company, is hereby incorporated by reference to Exhibit A to the Company's definitive Notice of Annual Meeting and Proxy Statement dated April 24, 1986.

  10.8(a)     Telephone and Data Systems, Inc. 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-57257).

  10.8(b)     Form  of 1994 Long-Term Stock Option Agreement (Transferable  Form) is hereby incorporated by reference to Exhibit
              99.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-57257).

  10.8(c)     Form of  1994 Long-Term  Stock Option  Agreement (Nontransferable  Form) is  hereby incorporated  by reference  to
              Exhibit 99.3 to the Company's Registration Statement on Form S-8 (Registration No. 33-57257).

  10.8(d)     Form of 1995 Performance Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit
              99.4 to the Company Registration statement on Form S-8 (Registration No. 33-57257).

  10.8(c)     Form  of 1995  Performance Stock Option  Agreement (Nontransferable Form)  is hereby incorporated  by reference to
              Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-57257).

  10.9        Supplemental Executive Retirement Plan of the Company.

  11          Statement regarding computation of per share earnings.

  12          Statements regarding computation of ratios.

  13          Incorporated portions of 1994 Annual Report to Security Holders.

  21          List of Subsidiaries of the Company.

  23.1        Consent of independent public accountants.

  23.2        Consent of independent accountants.

  27          Financial Data Schedules

  99          Incorporated portions of items as expected to be included in the 1995 Proxy Statement.