Form 10-Q
period 1995-03-31
TELEPHONE & DATA SYSTEMS INC
filed 1995-05-12
CIK 96966

--------------------------------------------------------------

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              --------
                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


    X  QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended            March 31, 1995
                                  -------------------------------
                                 OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ______________ to _____________

                    Commission File Number 1-8251

   --------------------------------------------------------------

                  TELEPHONE AND DATA SYSTEMS, INC.
   --------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                 Iowa                                36-2669023
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)            Identification No.)

          30 North LaSalle Street, Chicago, Illinois  60602

          -------------------------------------------------
        (Address of principal executive offices)  (Zip Code)
    Registrant's telephone number, including area code: (312) 630-1900

                           Not Applicable
     ----------------------------------------------------------
     (Former address of principal executive offices)  (Zip Code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  X     No
                           -----     -----
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                       Outstanding at April 28, 1995
- ------------------------------         -----------------------------
   Common Shares, $1 par value              50,879,852 Shares
 Series A Common Shares, $1 par value        5,879,661 Shares
- --------------------------------------------------------------------

                 TELEPHONE AND DATA SYSTEMS, INC.
                 --------------------------------

                 1ST QUARTER REPORT ON FORM 10-Q
                 -------------------------------

                              INDEX
                              -----


                                                                    Page No.
                                                                    --------
Part I.         Financial Information

                 Management's Discussion and Analysis of
                   Results of Operations and Financial Condition        2-16

                 Consolidated Statements of Income -
                   Three Months Ended March 31, 1995 and 1994             17

                 Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 1995 and 1994             18

                 Consolidated Balance Sheets -
                   March 31, 1995 and December 31, 1994                19-20

                 Notes to Consolidated Financial Statements            21-23


Part II.        Other Information                                         24


Signatures                                                                25

                  PART I.  FINANCIAL INFORMATION
                  ------------------------------
        TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
        -------------------------------------------------
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
  -------------------------------------------------------------
                     AND FINANCIAL CONDITION
                     -----------------------


RESULTS OF OPERATIONS
- ---------------------

Three Months Ended 3/31/95 Compared to Three Months Ended 3/31/94
- -----------------------------------------------------------------

CONSOLIDATED

              Telephone and Data Systems, Inc.'s ("TDS" or the "Company") consolidated results of operations for the first quarter of 1995 reflect i) rapid growth in cellular customer units which resulted in a substantial increase in revenues, ii) steady growth in telephone access lines and revenues, iii) improvements in economies of scale and cost-containment measures in the cellular business unit which resulted in improved cash flow and operating results, iv) increases in interest and income tax expense and v) an increase in weighted average shares outstanding due to the Company's continuing acquisition program. Operating revenues grew 32% to $210.0 million in the first quarter of 1995 over 1994, operating cash flow increased 31% to $73.4 million and operating income rose 31% to $29.2 million. Gains on sales of cellular interests of $8.8 million (after income taxes and USM's minority share) were recognized in 1995. Net income before the cumulative effect of an accounting change rose 127% to $23.2 million in the first quarter of 1995 over 1994. Earnings per share before the cumulative effect of an accounting change grew 117% to $.39 in 1995 from $.18 in 1994, reflecting the significantly improved operating results and the gains on sales of cellular interests, offset somewhat by a 9% increase in weighted average common shares. Net income and earnings per share in 1994 were reduced by $723,000 and $.01, respectively, due to TDS's adoption of a new accounting standard for postemployment benefits. On a comparable basis, excluding nonrecurring and unusual items, net income available to common increased 44% to $13.9 million and earnings per share rose 33% to $.24.

                United States Cellular  Corporation (AMEX  symbol
"USM"), TDS's 81.1%-owned subsidiary, has added a net 15 markets to consolidated operations since March 31, 1994, through acquisitions and the initiation of cellular operations. USM currently provides cellular service through systems serving 135 majority-owned and managed markets. TDS Telecommunications Corporation ("TDS Telecom"), TDS's wholly owned subsidiary, has acquired seven telephone companies and one long-distance company since March 31, 1994. These acquisitions added 32,600 access lines while internal growth added 17,300 lines. American Paging, Inc. (AMEX symbol "APP"), TDS's 82.5%-owned subsidiary, has acquired one paging system since March 31, 1994, which added approximately 35,000 pagers. APP provides service to its customers through 36 sales and service operating centers.

              In March 1995, American Portable Telecommunications, Inc. ("APT"), TDS's wholly owned subsidiary, was the successful bidder for eight broadband Personal Communications Services ("PCS") licenses. The eight 30 megahertz PCS licenses cover the Major Trading Areas of Minneapolis-St. Paul, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City, Columbus, Alaska and Guam-N. Mariana Islands, and account for 27.9 million population equivalents.
                               -2-

              Operating revenues grew 32% ($51.2 million) in 1995 primarily as a result of the growth in customers served.
Cellular telephone revenues increased as a result of the 63% customer growth in majority-owned and managed markets. This customer growth resulted in increased local retail and access revenue, and increased roaming revenue, offset somewhat by a 6% decline in average monthly service revenue per unit. Telephone revenues increased primarily due to acquisitions, internal access line growth and a 6% increase in average monthly revenue per access line. Radio paging revenues increased primarily as a result of the 43% growth in the number of pagers in service, offset somewhat by a 14% decline in average monthly service revenue per unit

              Operating expenses rose 32% ($44.3 million) in 1995
as a result of the continued rapid growth in USM's operations and the steady growth in TDS Telecom's and APP's operations.
Telephone operating expenses increased due to the effects of acquisitions and growth in internal operations. APP expenses increased due to signficantly higher selling and advertising expenses in an attempt to stimulate customer growth through its direct and reseller distribution channels, increased provisions for bad debts, depreciation and franchise taxes and additional costs to serve the increased customer base.

              Operating income increased 31% to $29.2 million in the first quarter of 1995 from $22.3 million in 1994. The increase in operating income reflects primarily improved operating results in the cellular telephone business unit, as shown in the following table.


                                       Three Months Ended March 31,
                                  ---------------------------------------
                                     1995            1994         Change
                                  -----------     ----------    ----------
                                              (Dollars in thousands)
 CONSOLIDATED OPERATING INCOME
   Cellular Telephone Operations  $   8,064       $ (1,004)      $  9,068
   Telephone Operations              23,121         22,738            383
   Radio Paging Operations           (2,029)           570         (2,599)
                                  ---------       --------      ---------
                                  $  29,156       $ 22,304       $  6,852
                                  =========       ========       ========

   Operating Margins:
     Cellular Telephone*                  8%            (2%)
     Telephone                           27%            32%
     Radio Paging*                       (9%)            3%

   * Computed on Service Revenues

            Management anticipates increasing rating growth in cellular and paging units in service and revenues as USM and APP continue their expansion and development programs. Marketing and system operations expenses associated with this rapid expansion will most likely reduce the rate of growth in operating cash flow and operating income over the next several quarters.

            Investment and other income increased to $25.4 million in 1995 from $5.2 million in 1994. Cellular investment income, net increased $6.1 million to $9.7 million, reflecting improvement in USM's equity method markets. Gain on sale of cellular interests was $19.5 million in the first quarter of 1995. USM recognized $18.5 million in gains on the sales of a 100%-owned market and two minority interests. TDS recognized a gain of $1.0 million as a result of the sale of a minority cellular interest held by one of its telephone subsidiaries. Minority share of income increased $5.0 million in the first quarter of 1995 over 1994, as shown in the following table.
                               -3-

            Minority share of (income) loss includes (a) the minority shareholders' share of USM's net income or loss, (b) the minority partners' share of income or loss of the cellular markets majority-owned by USM, (c) the minority shareholders' share of income of a telephone company majority-owned by TDS, and
(d) the minority shareholders' share of APP's loss. The minority shareholders' share of USM's net income increased $4.8 million in the first quarter of 1995 over 1994 due to the improvement in USM's operating results.


MINORITY SHARE OF (INCOME) LOSS
                                       Three Months Ended March 31,
                                  ---------------------------------------
                                     1995            1994         Change
                                  -----------     ----------    ----------
                                           (Dollars in thousands)
   United States Cellular
     Minority Shareholders' Share $  (4,472)      $    342      $(4,814)
     Minority Partners' Share        (1,888)        (1,118)        (770)
                                  ---------      ---------     --------
                                     (6,360)          (776)      (5,584)
     TDS Telecom                       (283)          (421)         138
     American Paging                    481            ---          481
                                  ---------      ---------     --------
                                  $  (6,162)      $ (1,197)     $(4,965)
                                  =========      =========     ========

              Interest expense increased 34% ($3.2 million) in 1995. Interest on long-term debt increased 20% ($1.8 million) in 1995 compared to 1994. Long-term debt outstanding has increased to $670.3 million as of March 31, 1995 from $534.0 million as of March 31, 1994. The Company's balance of short-term notes payable increased to $95.1 million in 1995 from $22.4 million in 1994, resulting in an increase in short-term interest expense of $1.4 million in the first quarter of 1995 compared with the first quarter of 1994.

              Income  tax expense increased  136% ($10.9 million)
in 1995 compared with 1994 as pretax income increased. The effective income tax rate was 45% in the first quarter of 1995 and 44% in 1994. State income taxes increased 132% ($2.5 million) in 1995, due primarily to the increase in pretax income.

              Net income before the cumulative effect of a change in accounting principle improved to $23.2 million in 1995 from $10.2 million in 1994. Earnings per common share before the cumulative effect of a change in accounting principle were $.39 in 1995 and $.18 in 1994. The weighted average number of common shares outstanding increased 9% in 1995. The increase is primarily due to the issuance of 4.2 million Common Shares since March 31, 1994 in connection with acquisitions.

              Cumulative effect of accounting change: Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of the new principle on years prior to 1994 reduced net income and earnings per share by $723,000 and $.01, respectively.

CELLULAR TELEPHONE OPERATIONS
                                       Three Months Ended March 31,
                                  ---------------------------------------
                                     1995            1994         Change
                                  -----------     ----------    ----------
                              (Dollars in thousands, except per unit amounts)
   Operating Revenues
     Service                     $   96,400     $   63,361      $ 33,039
     Equipment Sales                  3,348          2,872           476
                                  ---------      ---------      --------
                                     99,748         66,233        33,515
                                  ---------      ---------      --------

   Operating Expenses
     System Operations               13,202          9,730         3,472
     Marketing and Selling           19,922         14,054         5,868
     Cost of Equipment Sold          11,199          8,009         3,190
     General and Administrative      27,667         20,726         6,941
     Depreciation                    12,264          8,622         3,642
     Amortization                     7,430          6,096         1,334
                                  ---------      ---------      --------
                                     91,684         67,237        24,447
                                  ---------      ---------      --------
   Operating Income (Loss)       $    8,064     $   (1,004)     $  9,068
                                  =========      =========      ========

   Cellular Telephone Revenues as
     a Percent of Total Revenues         48%            42%
   Additions to Property, Plant
     and Equipment*              $   39,406     $   19,398
   Identifiable Assets           $1,708,648     $1,385,742
   Majority-Owned, Managed and
    Consolidated Markets:
     Population equivalents (000s)   18,266         18,775
     Total population (000s)         22,061         19,927
     Customers                      478,000        294,000
     Market penetration                2.17%          1.48%
     Markets in operation               135            120
     Cell sites in service              841            566
     Average monthly service
       revenue per customer      $       71     $       76
     Churn rate per month               2.1%           2.3%
     Marketing cost per net
       customer addition         $      646     $      711

   * Includes noncash amounts (in thousands) of $874 in 1995. Does not include cash expenditures (in thousands) of $12,710 in 1994, which relate to additions in 1993.

              USM owns, operates and invests in cellular telephone systems. USM owns or has the right to acquire interests, both majority and minority, in 210 cellular telephone markets at March 31, 1995, representing 25.2 million population equivalents. USM manages the operations in 147 markets at March 31, 1995. USM has agreed to divest its controlling interests in 12 of these markets and its noncontrolling interest in one other market and manage the operations of 15 additional markets. In total, USM expects to manage 149 markets under agreements in place as of March 31, 1995. The remaining interests in 61 markets are managed by others. USM's consolidated results of operations include 100% of the revenues and expenses of the systems serving its majority-owned and managed markets. The results of operations of 135 markets are included in 1995 consolidated results compared to 120 markets in 1994.

              Operating revenues increased 51% ($33.5 million) in 1995. The revenue increase is primarily the result of 63% customer growth in the systems serving its majority-owned and managed markets, growth in roaming revenues and acquisitions. Acquisitions and start-ups increased revenues 9% ($5.8 million). While the number of customers and amount of revenues earned continued to grow, average revenue per customer and monthly local minutes of use per customer declined. Average monthly service revenue per customer declined to $71 in 1995 from
                               -5-

$76 in 1994. Monthly local minutes of use averaged 86 in the first three months of 1995 compared to 89 in the same period in 1994. The decline in average local minutes of use follows an industry-wide trend and is believed to be related to the tendency of the early subscribers in a market to be the heaviest users. It also reflects USM's and the cellular industry's continued penetration of the consumer market, which tends to include more lower-usage customers. Management anticipates that average monthly service revenue per customer will continue to decline as USM's distribution channels provide additional customers who generate fewer local minutes of use and as roaming revenues grow more slowly.

              Service revenues from local retail customers' usage of USM's systems increased 52% ($20.0 million) in 1995. Growth in the number of customers in USM's consolidated markets was the primary reason for the increase in local retail revenue, offset somewhat by the decrease in average monthly local minutes of use. The decrease in average minutes of use resulted in a decrease in average monthly local retail revenue per customer, to $43 in 1995 from $46 in 1994. Inbound roaming revenues, earned when customers of other systems use USM's cellular systems when roaming, increased 50% ($9.8 million). The increase is attributable to an increase in the number of customers from other systems using USM's systems as well as an increased number of USM-managed systems and cell sites within those systems offset somewhat by a reduction in monthly inbound roaming revenue per customer. Monthly inbound roaming revenue per customer averaged $22 in 1995 and $24 in 1994. Long-distance revenues increased 49% ($2.2 million) as the volume of long-distance calls billed by USM increased.

              Equipment sales revenue reflects the sale of 54,400
and 28,700 cellular telephone units in 1995 and 1994, respectively, plus installation and accessories revenue. The average revenue per telephone unit sold was $62 in 1995 compared to $100 in 1994. The average revenue decline partially reflects USM's decision to reduce sales prices on cellular telephones to stimulate customer growth, to maintain its market position and to meet competitive prices as well as reduced manufacturers' prices.

              Operating expenses increased 36% ($24.4 million) in 1995. The increase in expenses was primarily the result of increased customer activations, acquisitions and increased depreciation and amortization expense related to increases in fixed assets and license costs. Acquisitions and start-ups increased operating expenses 7% ($4.6 million) in 1995.

              System operations expenses increased 36% ($3.5 million) in 1995 as a result of increases in customer usage expenses and costs associated with operating USM's cellular systems. Customer usage expenses represent charges from other telecommunications service providers for local interconnection to the landline network, toll charges and roaming expenses from USM's customers' use of systems other than their local systems, offset somewhat by increased pass-through roaming revenue. Customer usage expenses increased 32% ($1.3 million) in 1995. Maintenance, utility and cell site expenses grew 39% ($2.2 million) in 1995, reflecting growth in the number of cells to 841 in 1995 from 566 in 1994 and the effects of acquisitions and start-ups.

              Marketing and selling expenses increased 42% ($5.9 million) in 1995, due primarily to the increased number of gross customer activations in 1995 and the effects of acquisitions and start-ups. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices, agent commissions, promotional expenses, local advertising and public relations expenses. Management expects that marketing and selling costs will continue to increase as additional customers are added to USM's systems.
                               -6-

              Cost of equipment sold reflects the increased unit sales related to the increase in gross customer activations offset somewhat by falling manufacturers' prices. The average cost of a telephone unit sold was $206 in 1995 compared to $279 in 1994.

              General and administrative expenses increased 33% ($6.9 million) in 1995. These expenses include the costs of operating USM's local business offices and its corporate expenses. The increase results from the growth in the number of consolidated markets, the growth in the customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in USM's business and the acquisition of and start-up of additional operations. USM is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses.

              Depreciation expense increased 42% ($3.6 million) in 1995, reflecting a 54% increase in average fixed assets since March 31, 1994. Amortization expense, primarily amortization of license costs, increased 22% ($1.3 million) in 1995. This additional amortization reflects a 14% ($123.9 million) increase in license costs for consolidated operational markets since March 31, 1994.

              Operating income was $8.1 million in 1995 compared to a loss of $1.0 million in 1994. Operating margin on service revenues improved to 8% in 1995 from (2%) in 1994. The increase in operating income was primarily due to improved results in the more established markets and increased revenues from growth in the customer base, offset somewhat by costs associated with the growth of USM's operations and increased losses on equipment sales. USM expects to add a net of five markets to consolidated operations by the end of 1995, through the acquisition of majority interests in 17 operational markets and the divestiture of 12 markets currently majority-owned and managed by USM. The Company anticipates increasing growth in cellular units in service and revenues as it continues its expansion and development programs. Marketing and system operations expenses associated with this expansion will most likely reduce the rate of growth in operating cash flow and operating income over the next several quarters.

              Cellular investment income includes USM's and TDS's share of the net income or loss of cellular markets in which they have a minority interest and for which they follow the equity method of accounting, net of amortization of license costs related to these minority interests.

CELLULAR INVESTMENT INCOME (LOSS)
                                       Three Months Ended March 31,
                                  ---------------------------------------
                                     1995            1994         Change
                                  -----------     ----------    ----------
                                           (Dollars in thousands)
   Cellular Markets
     Managed by USM              $     (117)    $     (158)     $     41
     Managed by Others                9,789          3,741         6,048
                                  ---------      ---------      --------
                                 $    9,672     $    3,583      $  6,089
                                  =========      =========      ========

              Net   income   (loss)   from   cellular   telephone
operations was $19.1 million in 1995 compared to ($1.5) million in 1994. The 1995 improvement resulted from the gains on sales of cellular interests, improved operating results and increased investment income. Such net income (loss) excludes the USM minority shareholders' share of such income (loss). Net income
(loss) from cellular telephone operations does not include income taxes from the inclusion of USM in the TDS consolidated federal tax return. Under a tax allocation agreement between TDS and USM, TDS does not reimburse USM currently for income tax benefits and credits. Instead, such benefits and credits are carried forward until they can be used by USM.
                               -7-

              TDS owned an aggregate of 66,284,155 shares of common stock of USM at March 31, 1995, representing 81.1% of the combined total of USM's outstanding Common and Series A Common Shares and 95.9% of their combined voting power. Assuming USM's Common Shares are issued in all instances in which USM has the choice to issue its Common Shares or other consideration and assuming all issuances of USM's common stock to TDS and third parties for completed and pending acquisitions and redemptions of USM Preferred Stock and TDS Preferred Shares had been completed at March 31, 1995, TDS would have owned 79.9% of the total outstanding common stock of USM and controlled over 95.6% of the combined voting power of both classes of its common stock.

              In addition, as discussed below under "Financial Resources and Liquidity," USM intends to issue debt which may be converted into USM Common Shares. The conversion of such debt would also reduce TDS's equity ownership and voting control of USM. In the event TDS's ownership of USM falls below 80% of the total value of all of the outstanding shares of USM's stock, TDS and USM would be deconsolidated for tax purposes. If this occurs, TDS would lose the ability to offset any tax losses against the taxable income of USM and its subsidiaries, and certain other benefits which the tax consolidation of TDS and USM permits.

              As discussed, above, TDS and USM have structured certain acquisition transactions involving the issuance of USM Common Shares to permit delivery of TDS Common Shares and/or cash in lieu of USM Common Shares. In addition, at the election of USM, any conversion of the convertible debt issued by USM may be satisfied by the payment of cash equal to the value of the USM Common Shares issuable at the time of conversion. These and other arrangements are designed to permit TDS and USM to defer a tax deconsolidation. Nevertheless, the continued issuance of USM Common Shares to parties other than TDS (e.g., under employee benefit plans) may eventually result in the tax deconsolidation of TDS and USM unless other actions are taken to defer or prevent such a deconsolidation.

   TELEPHONE OPERATIONS
                                        Three Months Ended March 31,
                           -----------------------------------------------------
                                                         Change        Change
                                                         Due To       Excluding
                             1995      1994     Change Acquisitions Acquisitions
                           --------  --------   ------ ------------ ------------
                         (Dollars in thousands, except per access line amounts) Operating Revenues
      Local Service       $ 22,638   $ 19,395  $ 3,243   $  1,181     $  2,062
      Network Access and
        Long-Distance       51,166     41,803    9,363      8,907          456
      Miscellaneous         10,505      9,862      643        393          250
                           -------    -------   -------    ------     --------
                            84,309     71,060   13,249     10,481        2,768
                           -------    -------   -------    ------     --------
   Operating Expenses
      Network Operations    16,288     11,069    5,219      4,598          621
      Customer Operations   11,798     10,319    1,479        794          685
      Corporate and Other   14,127     11,491    2,636      1,654          982
      Depreciation          17,722     14,553    3,169      1,297        1,872
      Amortization           1,253        890      363        479         (116)
                           -------    -------   -------    ------     --------
                            61,188     48,322   12,866      8,822        4,044
                           -------    -------   -------    ------     --------
   Operating Income        $23,121   $ 22,738  $   383   $  1,659     $ (1,276)
                           =======    =======   =======    ======     ========

   Telephone Revenues as a
      Percent of Total
      Revenues                  40%        45%
   Additions to Property,
      Plant and
      Equipment*        $   14,745  $  13,585
   Identifiable Assets  $1,036,467  $ 825,239

   Companies                   100         93
   Access Lines            410,000    360,100
   Growth in access
     lines from prior
     quarter-end:
      Acquisitions          12,900        ---
      Internal growth        4,600      3,900
   Average monthly
     revenue per access
     line               $       70  $      66
   * Does not include cash expenditures (in thousands) of $9,359 and $7,143, respectively, which relate to additions in prior periods.


              Operating revenues from telephone operations increased 19% ($13.2 million) in the first quarter of 1995 compared to 1994. The increase in revenues was primarily due to the effects of aquisitions, internal access line growth and recovery of increased costs of providing network access to long-distance providers. Acquisitions increased telephone revenues 15% ($10.5 million) in 1995. TDS has acquired seven telephone companies serving 32,600 access lines and a long-distance company serving approximately 30,000 customers since March 31, 1994.
Telephone results of operations include the results of these acquired companies since the respective dates of acquisition.

              Local service revenues increased 17% ($3.2 million) in 1995 with acquisitions increasing such revenues 6% ($1.2 million). Internal access line growth and sales of custom-calling and other features increased revenues 7% ($1.4 million). Certain extended community calling ("ECC") revenues previously reported as network access revenues increased local service revenues 2% ($348,000). Permanent rate increases added 1% ($272,000) to local service revenue in 1995.

              Network access and long-distance revenues increased 22% ($9.4 million) in 1995 with acquisitions increasing such revenues 21% ($8.9 million). These revenues increased 2% ($769,000) due to recovery of increased costs of providing access to long-distance carriers. Increased usage of the network generated 2% ($688,000) of additional network access and long-distance revenue. These revenues decreased 1% ($537,000) in 1995 as certain ECC revenues are now reported as local service revenues. Also, network access revenues in 1994 include an additional $415,000 in settlements relating to prior periods due primarily from retroactively billed access services.

              Miscellaneous revenues increased 7% ($643,000) in 1995, with acquisitions increasing such revenues 4% ($394,000).
Higher sales and leases of customer premise equipment increased these miscellaneous revenues 4% ($367,000).

              Operating expenses increased 27% ($12.9 million) in
1995.   The effects of acquisitions  increased expenses 18% ($8.8
million).

              Network  operations  expenses  increased 47%  ($5.2
million) with acquisitions increasing these expenses 42% ($4.6 million). The remainder of the increase was primarily due to salary and work force changes along with the effects of general inflation. Depreciation expense increased 22% ($3.2 million) with acquisitions increasing such expenses 9% ($1.3 million). The remaining increase was due primarily to increases in plant facilities. Customer operations expenses increased 14% ($1.5 million) with acquisitions increasing such expenses 8%
($794,000). The remaining increase was primarily due to increases in wages, staffing levels and general inflation. Corporate and other expenses increased 23% ($2.6 million) with acquisitions increasing such expenses 14% ($1.7 million). The remaining increase was due primarily to increases in wages, staffing levels and general inflation.

              Operating income from telephone operations increased 2% ($383,000) in 1995, with acquisitions increasing such income 7% ($1.7 million). The telephone operating margin was 27.4% in 1995 compared to 32.0% in 1994. The 1995 operating margin was reduced to 27.4% by the acquisition of a long-distance company which produces lower margins than the local telephone operations and retroactive reductions in access revenues. The 1994 operating margin of 32.0% was unusually high due to the recognition of access revenues for services provided in the previous year. The operating margin in 1995 is anticipated to be lower than in 1994 due to the long-distance company acquired in 1994 mentioned above, continued regulatory pressure on revenues and pressure from long-distance providers to reduce network access rates.

   RADIO PAGING OPERATIONS
                                       Three Months Ended March 31,
                                  ---------------------------------------
                                     1995            1994         Change
                                  -----------     ----------    ----------
                               (Dollars in thousands, except per unit amounts)
   Service Operations
     Revenue                     $   22,237    $    18,139      $  4,098
                                    -------        -------       -------
     Costs and Expenses
        Cost of Services              5,452          4,207         1,245
        Selling and Advertising       4,142          3,020         1,122
        General and Administrative    9,064          6,776         2,288
        Depreciation                  4,587          3,107         1,480
        Amortization                    973            602           371
                                    -------        -------       -------
                                     24,218         17,712         6,506
                                    -------        -------       -------
        Service Operating
          (Loss) Income             (1,981)            427        (2,408)
                                    -------        -------       -------
   Equipment Sales
     Revenue                          3,681          3,370           311
     Cost of Equipment Sold           3,729          3,227           502
                                    -------        -------       -------
        Equipment Sales
          (Loss) Income                (48)            143          (191)
                                    -------        -------       -------
   Operating (Loss) Income       $  (2,029)     $      570      $ (2,599)
                                    =======        =======       =======

   Radio Paging Revenues as a
     Percent of Total Revenues           12%            13%
   Additions to Property
     and Equipment*              $    8,085     $    7,004
   Identifiable Assets           $  147,676     $   74,907
   Pagers in service                705,100        492,300
   Average monthly service
     revenue per unit            $       11     $       13
   Transmitters in service              969            758
   Disconnect rate per month            2.3%           2.8%
   Marketing cost per net
     customer unit addition      $       79     $       99
   * Does not include cash expenditures (in thousands) of $1,016 and $1,474 in 1995 and 1994, respectively, which relate to additions in prior periods.

              Service revenues increased 23% ($4.1 million) in the first quarter of 1995 from 1994, primarily as a result of the 43% growth in the number of pagers in service. A net additional 212,800 pagers have been placed in service since March 31, 1994. However, a continuing decline in average revenue per pager has slowed service revenue growth. Average monthly service revenue per pager declined 14% to $11 in the first three months of 1995 from $13 in the same period of 1994. Of the decline, 9% was due to a change in distribution channel mix and 5% was due to pricing declines within the distribution channels. The decline in APP's average service revenue per pager is consistent with the industry trend. Declining average monthly service revenue per pager is related to a shift toward lower distribution channels such as resellers and retail stores as well as competitive factors.

              Service  expenses increased  37% ($6.5  million) in
1995 from 1994, primarily due to additional costs of serving new customers and system expansion as well as significantly higher selling and advertising expenses, increased provisions for bad debts and payroll and franchise taxes and additional depreciation. Cost of services increased 30% ($1.2 million) in 1995 reflecting the additional costs of providing service to the increased customer base and the costs of upgrading and expanding the systems to improve system reliability and coverage. APP's transmitters in service increased to 969 at March 31, 1995 from 758 at March 31, 1994. Selling and advertising expense increased 37% ($1.1 million) in 1995 over 1994 primarily to stimulate growth in the direct and reseller distribution channels. While a 198% increase in reseller net unit sales was achieved, an increase of only 10% was achieved in direct gross unit sales. General
                               -11-
and administrative expense increased 34% ($2.3 million) due primarily to increases in bad debt expense ($400,000), payroll taxes ($300,000) and franchise taxes ($150,000). Depreciation charges increased 48% ($1.5 million) in 1995 reflecting an increase of approximately $900,000 in depreciation expense due to the change in depreciable lives of pagers and transmitters that occurred July 1, 1994, as well as an increase due to the increased investment in pagers and related equipment.

              Equipment sales revenue increased 9% ($311,000) due
to APP's increased emphasis on selling pagers to customers, particularly through retail stores and resellers. Cost of equipment sold increased 16% ($502,000) also due to the increased focus on pager sales and to replace pagers related to a system upgrade in the Florida market.

              Operating loss was $2.0 million in 1995 compared to operating income of $570,000 in 1994. The decrease in operating results reflects i) a continuing decline in average monthly service revenue per unit and ii) increased operating expenses due to the growth in customers, efforts to expand the customer base, increased bad debts from the consumer market and increased depreciation charges.

              Net loss from radio paging operations totalled $2.3 million in 1995 compared with net income of $12,000 in 1994.
                               -12-

PARENT AND SERVICE COMPANY OPERATIONS

              Other income, net includes the gross income of TDS's computer, printing and other service companies and costs of corporate operations.

                                           Three Months Ended
                                                March 31,
                                        -----------------------
                                           1995            1994
                                        ---------       ---------
                                          (Dollars in thousands)

   Additions to Property and Equipment* $   5,282       $  1,729
   Identifiable Assets                  $ 357,887       $113,586

   * Includes noncash amounts (in thousands) of $80 in 1995. Does not include cash expenditures (in thousands) of $74 in 1994, which relate to additions in 1993.

FINANCIAL RESOURCES AND LIQUIDITY
- ---------------------------------

              Cash flows from operating activities totalled $48.2 million in the first quarter of 1995 compared to $41.0 million in 1994. Consolidated operating cash flow (operating income plus depreciation and amortization) totalled $73.4 million in 1995 compared to $56.2 million in 1994. The 31% increase in operating cash flow reflects primarily improved operating cash flow in cellular telephone operations.

                                             Three Months Ended March 31,
                                      ---------------------------------------
                                           1995            1994        Change
                                        -----------     ----------    ----------
                                                  (Dollars in thousands)
   OPERATING CASH FLOW
     Cellular Telephone Operations      $  27,758       $ 13,714      $14,044
     Telephone Operations                  42,096         38,181        3,915
     Radio Paging Operations                3,531          4,279         (748)
                                        ---------      ---------     --------
                                        $  73,385       $ 56,174      $17,211
                                        =========      =========     ========

              Cash flows from other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $25.2 million in the first quarter of 1995 compared to $15.2 million in the first quarter of 1994.

              Cash flows from financing activities totalled $76.6
million in the first quarter of 1995 compared to $56.9 million in 1994. Long-term borrowings provided most of the Company's external financial requirements during the first quarter of 1995. Sales of common stock by TDS and APP and long- and short-term borrowings provided most of the Company's external financing requirements during the first quarter of 1994. TDS has used short-term debt to finance its cellular telephone and radio paging operations, for acquisitions and for general corporate purposes. Proceeds from the sale of long-term debt and equity securities from time to time have retired such short-term debt.

              Cash flows from investing activities required cash of $93.6 million in the first quarter of 1995 compared to $62.7 million in 1994. Such cash flows primarily consist of additions to property, plant and equipment requiring the use of cash, and cash flows for acquisitions, PCS licenses and for investments in cellular telephone partnerships.
                               -13-

              Additions to cellular telephone plant and equipment totalled $39.4 million for the first quarter of 1995. Management expects such cellular telephone expenditures during 1995 to total about $180 million for enhancements of existing majority-owned systems and for the construction of switching offices and cell sites. These additions will be financed by a combination of the Company's short-term bank financing, vendor financing and sales of USM equity and/or debt securities.

              Additions to telephone plant and equipment totalled $14.7 million for the first quarter of 1995. Management expects that plant and equipment additions will total about $110 million in 1995, exclusive of acquisitions. This construction budget includes $37 million for new digital switches and $54 million for outside plant upgrades such as the installation of fiber optic cables. The Company plans to finance its telephone construction programs primarily using internally generated funds supplemented by long-term financing obtained under federal government programs.

              Additions to radio paging property and equipment totalled $8.1 million for the first quarter of 1995. Management expects that such property and equipment additions will total about $35 million in 1995, primarily for the purchase of pagers. The Company's short-term bank financing along with radio paging operations' internally generated cash will finance these property additions.

              Other fixed asset additions totalled $5.3 million for the first quarter of 1995. Management expects that these additions will total about $25 million in 1995 and will be financed primarily using short-term bank notes along with internally generated cash.

              Cash  flows  used  for acquisitions,  net  of  cash
acquired, totalled $13.9 million in the first quarter of 1995 compared to $4.3 million in 1994. During the first quarter of 1995, TDS purchased controlling interests in six cellular markets and several minority cellular interests representing a total of
1.0 million population equivalents and four telephone companies. Some of the entities acquired during 1995 were subject to acquisition agreements prior to 1995. The aggregate consideration for the acquisitions completed in 1995 was $119.9 million, consisting of 2.2 million TDS Common Shares ($99.7 million), $16.5 million in cash and 112,000 USM Common Shares ($3.7 million).

              TDS's acquisition program may require external financing during the remainder of 1995. TDS and its subsidiaries had agreements pending at March 31, 1995, to acquire controlling interests in four cellular markets and a minority interest in one market representing approximately 403,000 population equivalents, one telephone company and one paging company for an aggregate consideration of approximately $80.1 million. If all of these pending acquisitions are completed as planned, TDS and/or USM will issue approximately 1.2 million TDS Common Shares ($53.3 million) and 297,000 USM Common Shares ($8.7 million) and will pay approximately $18.1 million in cash. Any cellular interests acquired by TDS are expected to be assigned to USM, and at the time this occurs USM will reimburse TDS for TDS's consideration delivered and costs incurred in such acquisitions in the form of USM Common Shares, notes payable and cash.

              TDS and USM plan  to continue to acquire additional
cellular interests in markets that strengthen USM's position, and are currently negotiating agreements for the acquisition of additional cellular interests. TDS and APP are also currently negotiating agreements for the acquisition of additional telephone and paging companies, respectively.
                               -14-

              APP was the successful bidder in 1994 for five regional PCS licenses, providing equivalent coverage to that of a nationwide license, at auction by the FCC. APP's bids for the licenses aggregated $53.6 million. Pursuant to the FCC auction procedures, APP made a 20% down payment of $10.7 million in 1994 and will pay the remaining 80% or $42.9 million within five business days after the FCC grants the licenses (expected to be mid-1995). APP is currently evaluating several uses for the licenses. APP does not intend to begin deploying PCS services until 1996 and does not believe that it will incur significant additional capital spending in 1995 related to these licenses. However, APP estimates it will require $50 million beginning in 1996 when APP begins expanding its infastructure to accommodate the services that these licenses will allow.

              APT's successful bid commitment totalled $289.2 million for the eight broadband PCS licenses, or $10.35 per population equivalent. The Company has made a 20% down payment (less its initial $20.4 million deposit) on the licenses. Management anticipates that initial construction will begin in late 1995 or early 1996 following detailed engineering and site procurement. Marketing and selling activities along with commercial operations are anticipated to commence in late 1996 or early 1997.

              APT anticipates that construction,  development and
introduction of PCS networks and services will require substantial capital and operating expenditures over the next several years. While construction (including microwave relocation), start-up and market development activities may be impacted by many factors, APT's PCS license costs, capital expenditures and working capital needs are estimated to total approximately $300 million in 1995, $215 million in 1996, and $350 million for 1997-1999. TDS anticipates that start-up and development of high-quality networks and the marketing of systems in APT's major markets may reduce TDS's operating and net income somewhat during 1995 and future years.

              TDS plans  to finance  APT's 1995 and  1996 capital
and operating expenditures primarily by selling non-strategic cellular and other assets and by issuing debt and equity securities. TDS has arranged asset sales involving estimated total proceeds of more than $150 million. In addition, TDS is finalizing a $300 million short-term credit facility to provide the interim funding needed until the long-term funding activities mentioned above are completed.

              USM  filed  a   registration  statement  with   the
Securities and Exchange Commission ("SEC") on April 28, 1995 covering the sale of approximately $200 million net proceeds of zero coupon convertible debt. This convertible debt will be
issued  in the form of  Liquid Yield Option   Notes ("LYONS" ) (
trademark of Merrill Lynch & Co., Inc.), which LYONs will be 20-year fixed-rate securities and will be subordinated to all senior indebtedness of USM's. Each LYON will be convertible at the option of the holder at any time on or prior to maturity at a to-be-determined conversion rate. Upon conversion, USM may elect to deliver its Common Shares or cash equal to the market value of the Common Shares into which the LYONs are convertible. Beginning five years after the date of issue, the LYONs may be redeemed at any time for cash at the option of USM at redemption prices equal to the issue price plus accrued original issue discount through the date of redemption. On the fifth anniversary of the issue date, USM will purchase LYONs at the option of the holder at the issue price plus accrued original issue discount through that date. USM will have the option of purchasing such LYONs with cash, USM Common Shares or TDS common equity securities, or any combination thereof. TDS anticipates using the net proceeds from this offering for general corporate purposes.
                               -15-

              TDS is party to a legal proceeding before the FCC involving a cellular license in a Wisconsin Rural Service Area ("RSA"). In March 1995, a preliminary settlement was reached with a group of Wisconsin telephone companies (the "Settlement Group") involved in that proceeding, and a definitive agreement was executed with another party to the same proceeding. The proposed settlements, which follow extensive discovery by the FCC and other parties, contemplate a summary decision finding that TDS and its affiliates are fully qualified to be FCC licensees. The final settlements will be subject to the negotiation of a definitive agreement with the Settlement Group and the action of the judge presiding in the FCC proceeding. See Note 12 of Notes to Consolidated Financial Statements, Legal Proceedings (La Star and Wisconsin RSA 8 Applications), in the Company's 1994 Annual Report on Form 10-K for further discussion of the proceeding involving the Wisconsin RSA.

              Liquidity. Management believes that TDS has adequate internal and external resources to finance its business development, construction and acquisition programs. TDS and its subsidiaries had unrestricted cash and temporary investments totalling $54.6 million and longer-term investments totalling $67.7 million at March 31, 1995. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

              TDS and its subsidiaries had $168.1 million of bank lines of credit for general corporate purposes at March 31, 1995, $143.1 million of which were committed. Unused amounts of such lines totalled $77.7 million, $52.7 million of which were committed. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

              TDS and  USM also  have access  to debt  and equity
capital markets, including shelf registration statements to issue common stock and preferred stock for acquisitions. TDS's shelf registration statement for Common Shares for acquisitions had 1.6 million unissued shares at March 31, 1995, including 631,000 shares reserved under definitive agreements. TDS has a universal shelf registration statement which may be used from time to time to issue debt securities and/or Common Shares for cash. At March 31, 1995, $238.4 million remained unused on the universal shelf. The unused amount may be used for debt or equity security issuances including the sale of debt under TDS's $150 million Series C Medium-Term Note Program, of which $110.8 million is unused.

              Management believes that TDS's internal cash flow and funds available from cash and cash investments provide substantial financial flexibility. TDS also has substantial lines of credit and longer-term financing commitments for use in connection with its short- and longer-term financing needs. Moreover, TDS, USM and APP have access to public and private capital markets and anticipate issuing debt and equity securities when capital requirements (including acquisitions), financial market conditions and other factors warrant.

                  TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                  -------------------------------------------------
                          CONSOLIDATED STATEMENTS OF INCOME
                           --------------------------------
                                      Unaudited
                                      ---------

                                                    Three Months Ended
                                                          March 31,
                                           -------------------------------------
                                                 1995                 1994
                                           ---------------       ---------------
                                                   (Dollars in thousands,
                                                  except per share amounts)

   OPERATING REVENUES
     Cellular telephone                    $    99,748           $    66,233
     Telephone                                  84,309                71,060
     Radio paging                               25,918                21,509
                                           ---------------       ---------------
                                               209,975               158,802
                                           ---------------       ---------------
   OPERATING EXPENSES
     Cellular telephone                         91,684                67,237
     Telephone                                  61,188                48,322
     Radio paging                               27,947                20,939
                                           ---------------       ---------------
                                               180,819               136,498
                                           ---------------       ---------------
   OPERATING INCOME                             29,156                22,304
                                           ---------------       ---------------
   INVESTMENT AND OTHER INCOME
     Interest and dividend income                3,095                 2,048
     Minority share of income                   (6,162)               (1,197)
     Cellular investment income, net of
      license cost amortization                  9,672                 3,583
     Gain on sale of cellular interests         19,488                   ---
     Other income, net                            (666)                  769
                                           ---------------       ---------------
                                                25,427                 5,203
                                           ---------------       ---------------
   INCOME BEFORE INTEREST AND INCOME TAXES      54,583                27,507
   Interest expense                             12,414                 9,249
                                           ---------------       ---------------
   INCOME BEFORE INCOME TAXES                   42,169                18,258
   Income tax expense                           18,976                 8,034
                                           ---------------       ---------------
   NET INCOME BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                           23,193                10,224
   Cumulative effect of accounting
     change                                        ---                  (723)
                                           ---------------       ---------------
   NET INCOME                                   23,193                 9,501
   Preferred Dividend Requirement                 (492)                 (564)
                                           ---------------       ---------------

   NET INCOME AVAILABLE TO COMMON          $    22,701           $     8,937
                                           ===============       ===============

   WEIGHTED AVERAGE COMMON SHARES (000s)        57,292                52,555

   EARNINGS PER COMMON SHARE:
     Before cumulative effect of
       accounting change                   $       .39           $       .18
     Cumulative effect of accounting
       change                                       --                  (.01)
                                           ---------------       ---------------

     Net Income                            $       .39           $       .17
                                           ===============       ===============
   DIVIDENDS PER COMMON AND
     SERIES A COMMON SHARE                 $       .095          $       .09
                                           ===============       ===============

     The accompanying notes to financial statements are an integral part of these statements.

                  TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                  -------------------------------------------------
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------

                                      Unaudited
                                      ---------
                                                    Three Months Ended
                                                          March 31,
                                           -------------------------------------
                                                 1995                 1994
                                           ---------------       ---------------
                                                    (Dollars in thousands)

   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                             $    23,193           $     9,501
     Add (Deduct) adjustments to reconcile
      net income to net cash provided by
      operating activities
        Cumulative effect of accounting change      ---                   723
        Depreciation and amortization            47,139                36,606
        Deferred taxes                            6,018                10,218
        Investment income                       (11,240)               (5,021)
        Minority share of income                  6,162                 1,197
        Gain on sale of cellular interests      (19,488)                  ---
        Other noncash expense                     1,643                 1,106
        Change in accounts receivable             4,073                (5,265)
        Change in accounts payable              (14,007)                 (774)
        Change in accrued taxes                  11,313                (4,775)
        Change in other assets and liabilities   (6,592)               (2,539)
                                           ---------------       ---------------
                                                 48,214                40,977
                                           ---------------       ---------------

   CASH FLOWS FROM FINANCING ACTIVITIES
     Long-term debt borrowings                   96,317                 6,397
     Repayments of long-term debt                (8,534)              (10,274)
     Change in notes payable                     (6,691)               16,041
     Common stock issued                          2,489                 5,532
     Minority partner capital distributions        (657)                 (658)
     Redemption of preferred stock                 (534)                 (268)
     Dividends paid                              (5,933)               (5,095)
     Sale of stock by a subsidiary                  158                45,241
                                           ---------------       ---------------
                                                 76,615                56,916
                                           ---------------       ---------------
   CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and
      equipment                                 (76,939)              (63,117)
     Investments in and advances to cellular
      minority partnerships                      (3,578)               (3,979)
     Distributions from partnerships              1,792                 5,098
     Investments in PCS licenses                (37,885)                  ---
     Proceeds from investment sales              32,220                   ---
     Other investments                            5,280                 2,043
     Acquisitions, excluding cash acquired      (13,928)               (4,280)
     Change in temporary investments               (517)                1,523
                                           ---------------       ---------------
                                                (93,555)              (62,712)
                                           ---------------       ---------------
   NET INCREASE IN CASH AND
     CASH EQUIVALENTS                            31,274                35,181
   CASH AND CASH EQUIVALENTS -
     Beginning of period                         24,733                55,666
                                           ---------------       ---------------
     End of period                          $    56,007           $    90,847
                                           ===============       ===============

     The accompanying notes to financial statements are an integral part of these statements.

                  TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                  -------------------------------------------------
                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------
                                        ASSETS
                                        ------

                                               (Unaudited)
                                             March 31, 1995   December 31, 1994
                                            ---------------   -----------------
                                                   (Dollars in thousands)

   CURRENT ASSETS
     Cash and cash equivalents              $    34,007        $    24,733
     Cash and cash equivalents -
      restricted (Note 5)                        22,000                ---
     Temporary investments                       20,639             19,833
     Accounts receivable from customers
      and others                                109,343            110,266
     Materials and supplies, at average cost,
      and other current assets                   33,437             31,086
                                            ---------------    ----------------
                                                219,426            185,918
                                            ---------------    ----------------


   INVESTMENTS
     Cellular limited partnership interests     118,296            111,733
     Cellular license acquisition costs, net    121,884             94,470
     Marketable equity securities                24,553             25,604
     Marketable non-equity securities            67,711             71,314
     Other                                       61,881             60,806
                                            ---------------    ----------------
                                                394,325            363,927
                                            ---------------    ----------------


   PROPERTY, PLANT AND EQUIPMENT
     Cellular telephone plant and
      license costs, net                      1,372,517          1,289,837
     Telephone plant and franchise costs, net   798,736            760,221
     Radio paging, net                           71,858             70,817
     Other, net                                  35,267             32,700
                                            ---------------    ----------------
                                              2,278,378          2,153,575
                                            ---------------    ----------------


   OTHER ASSETS AND DEFERRED CHARGES
     PCS licenses and deposits                  343,484             74,501
     Other                                       15,065             12,206
                                            ---------------    ----------------
                                                358,549             86,707
                                            ---------------    ----------------

                                            $ 3,250,678        $ 2,790,127
                                            ===============    ================

                    The accompanying notes to financial statements
                      are an integral part of these statements.
                                         -19-

                  TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                  -------------------------------------------------
                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------


                                               (Unaudited)
                                             March 31, 1995   December 31, 1994
                                            ---------------   -----------------
                                                    (Dollars in thousands)

   CURRENT LIABILITIES
     Current portion of long-term debt
      and preferred shares                  $    37,914        $    37,447
     Notes payable                               95,082             98,608
     Accounts payable                            92,333            112,967
     Due to FCC-PCS licenses                    273,995             42,897
     Advance billings and customer deposits      22,201             20,898
     Accrued interest                             5,967             10,054
     Accrued taxes                               16,409              3,894
     Other current liabilities                   18,456             19,419
                                            ---------------    ----------------
                                                562,357            346,184
                                            ---------------    ----------------


   DEFERRED LIABILITIES AND CREDITS             125,968            119,076
                                            ---------------    ----------------

   LONG-TERM DEBT, excluding current portion    646,389            536,509
                                            ---------------    ----------------

   REDEEMABLE PREFERRED SHARES, excluding
     current portion                              1,666             13,209
                                            ---------------    ----------------

   MINORITY INTEREST in subsidiaries            295,616            272,292
                                            ---------------    ----------------

   NONREDEEMABLE PREFERRED SHARES                29,557             29,819
                                            ---------------    ----------------


   COMMON STOCKHOLDERS' EQUITY
     Common Shares, par value $1 per share       50,253             47,938
     Series A Common Shares, par value $1
       per share                                  6,876              6,887
     Common Shares issuable (31,431 and
       41,908 shares, respectively)               1,496              1,995
     Capital in excess of par value           1,385,599          1,288,453
     Retained earnings                          144,901            127,765
                                            ---------------    ----------------
                                              1,589,125          1,473,038
                                            ---------------    ----------------
                                            $ 3,250,678        $ 2,790,127
                                            ===============    ================

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

       The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. The results of operations for the three months ended March 31, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.

2. Earnings per Common Share were computed by dividing Net Income Available to Common by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common stock equivalents at March 31, 1995, consist of dilutive Common Share options.

3. Assuming that acquisitions accounted for as purchases during the period January 1, 1994, to March 31, 1995, had taken place on January 1, 1994, unaudited pro forma results of operations from continuing operations would have been as follows:

                                                    Three Months Ended
                                                          March 31,
                                          --------------------------------------
                                                1995                 1994
                                          ---------------       ---------------
                                                    (Dollars in thousands,
                                                  except per share amounts)

     Operating revenues                     $   212,627           $   173,907
     Net income before
      cumulative effect of
      accounting change                          22,566                 9,124
     Earnings per share before
      cumulative effect of
      accounting change                     $       .38           $       .15

4.     Supplemental Cash Flow Information

       Cash and cash equivalents includes cash and those short-term, highly liquid investments with original maturities of three months or less. Those investments with original maturities of greater than three months to twelve months are classified as temporary investments.
                               -21-

        TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       TDS  acquired  certain  cellular  licenses  and  operating companies in 1995 and 1994. TDS also acquired four telephone companies during the first quarter of 1995. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed, and Common Shares and Preferred Shares issued.

                                                    Three Months Ended
                                                          March 31,
                                           -------------------------------------
                                                 1995                 1994
                                           ---------------       ---------------
                                                    (Dollars in thousands,
                                                  except per share amounts)

     Property, plant and equipment          $    55,272           $     3,782
     Cellular licenses                           87,953                98,061
     Increase (decrease) in equity method
      investment in cellular interests           (1,943)               (4,154)
     Long-term debt                             (19,511)
     Deferred credits                              (769)                  (18)
     Other assets and liabilities,
      excluding cash and cash equivalents        (2,548)               (1,337)
     Minority interest                           (1,151)                  711
     Common Shares issued and issuable          (99,692)              (92,765)
     USM Stock issued and issuable               (3,683)
                                           ---------------       ---------------
     Decrease in cash due to acquisitions   $    13,928           $     4,280
                                           ===============       ===============


     The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                    Three Months Ended
                                                          March 31,
                                           -------------------------------------
                                                 1995                 1994
                                           ---------------       ---------------
                                                    (Dollars in thousands,
                                                  except per share amounts)

     Interest paid                          $    16,367           $    13,874
     Income taxes paid                            1,819                 4,144
     Common Shares issued by TDS for
      conversion of TDS and Subsidiary
      Preferred Stock                       $       263           $       181

        TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Restricted Cash
       A subsidiary of the Company has entered into an Exchange Agreement ("Agreement") in connection with the sale of a cellular market in order to qualify for like-kind exchange treatment in accordance with Internal Revenue Service regulations. Pursuant to the Agreement, $22,000,000
       received  from  the  sale   of  the  cellular  market  was
       transferred into an escrow account and will be used to purchase qualified replacement property as defined by
       Section 1031 of the Internal Revenue Code. The qualified replacement property was identified within 45 days of the sale of the cellular market which occurred on March 24, 1995. The purchase of the replacement property must occur within 180 days after March 24, 1995.

6.     Contingencies
       The Company's material contingencies as of March 31, 1995, include the collectibility of a $5.4 million note receivable under a long-term financing agreement with cellular company and a $9.9 million standby letter of credit in support of a bank loan to an entity minority-owned by the Company. For further discussion of these contingencies, see Note 14 of Notes to Consolidated Financial Statements included in the Company's 1994 Report on Form 10-K for the year ended December 31, 1994.

                   PART II.   OTHER INFORMATION
                   ----------------------------

Item 5.  Other Information
- --------------------------
    USM announced on April 28, 1995, that it filed a registration statement with the Securities and Exchange Commission covering the proposed sale of approximately $200 million net proceeds of zero coupon convertible debt. The net proceeds of the 20-year fixed rate securities will be used to repay variable-rate borrowings from TDS. See the news release attached as Exhibit
99.2 for further information regarding the debt offering.

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

    (a)  Exhibit 11 - Computation of earnings per common share.

    (b)  Exhibit 12 - Statement regarding computation of ratios.

    (c)  Exhibit 27 - Financial Data Schedule

    (d)  Exhibit 99.1 - Unaudited Consolidated Statements of Income
                        for the Twelve Months Ended March 31, 1995 and 1994.

    (e)  Exhibit 99.2 - News release regarding the proposed sale of approximately $200 million net proceeds of zero coupon convertible debt.

    (f)  Reports on Form 8-K filed during the quarter ended March
         31, 1995:

         TDS filed a Current Report on Form 8-K dated March 15, 1995, which included a press release that announced a preliminary settlement has been reached with a group of Wisconsin telephone companies (the "Settlement Group") involved in a proceeding initiated by the Federal Communications Commission ("FCC") and that a definitive settlement agreement has been reached with BellSouth Mobility Inc with respect to the same proceeding (and certain other litigation between the parties). Pending the negotiation of a definitive agreement with the
         Settlement Group, the judge postponed the scheduled start of the hearing. The hearing was to determine whether United States Cellular Corporation misrepresented facts to, lacked candor in its dealings with, or attempted to mislead the FCC in the La Star matter previously reported and to determine if TDS possessed the requisite character qualifications to retain its cellular license for Wisconsin Rural Service Area 8.

         In the same Form 8-K dated March 15, 1995, the Company also filed a press release to announce that on March 13, 1995, its wholly owned subsidiary, American Portable Telecommunications, Inc., was the successful bidder for eight broadband Personal Communications Services ("PCS") licenses at auction conducted by the FCC. The licenses cover the Major Trading Areas ("MTAs") of Minneapolis-St. Paul, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City, Columbus, Alaska and Guam-N. Mariana Islands, and account for 27.9 million 1994 population equivalents.

         No other reports on Form 8-K were filed during the quarter ended March 31, 1995.

                            SIGNATURES
                            ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 TELEPHONE AND DATA SYSTEMS, INC.
                 --------------------------------
                           (Registrant)





Date      May 12, 1995                  MURRAY L. SWANSON
          ------------         ---------------------------------
                               Murray L. Swanson
                               Executive Vice President-Finance



Date      May 12, 1995               GREGORY J. WILKINSON
          ------------         ----------------------------------
                               Gregory J. Wilkinson
                               Vice President and Controller
                               (Principal Accounting Officer)