Form 10-Q
period 1995-06-30
TELEPHONE & DATA SYSTEMS INC
filed 1995-08-14
CIK 96966

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                     ----------------
                                         FORM 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934


 x/     QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the quarterly period ended                     June 30, 1995
                               ---------------------------------
                                                        OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from                          to

                            Commission File Number 1-8251

-------------------------------------------------------------------------------


                            TELEPHONE AND DATA SYSTEMS, INC.
-------------------------------------------------------------------------------

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

                                  Not Applicable
            (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes x/ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                             Outstanding at July 31, 1995
      Common Shares, $1 par value                       50,913,105 Shares
  Series A Common Shares, $1 par value                   6,879,661 Shares
-------------------------------------------------------------------------------

                       TELEPHONE AND DATA SYSTEMS, INC.

                        2ND QUARTER REPORT ON FORM 10-Q


                                   INDEX



                                                                     Page No.

Part I.      Financial Information
                Management's Discussion and Analysis of
                   Results of Operations and Financial Condition       2-20

                Consolidated Statements of Income -
                   Three Months and Six Months Ended
                   June 30, 1995 and 1994                               21

                Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 1995 and 1994              22

                Consolidated Balance Sheets -
                   June 30, 1995 and December 31, 1994                23-24

                Notes to Consolidated Financial Statements            25-27

Part II.     Other Information                                        28-29


Signatures                                                              30

                         PART I. FINANCIAL INFORMATION
               TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

Six Months Ended 6/30/95 Compared to Six Months Ended 6/30/94

CONSOLIDATED

        Telephone and Data Systems, Inc.'s ("TDS" or the "Company") consolidated results of operations for the first half of 1995 reflect:
        o rapid growth in cellular customer units which resulted in a substantial increase in revenues,
        o  steady growth in telephone access lines and revenues,
        o improvements in economies of scale and cost-containment measures in the cellular business unit which resulted in improved cash flow and operating results,
        o rapid growth in pagers served but significantly higher operating costs,
        o  gains from sales and trades of non-strategic cellular assets,
        o  increases  in  interest  and income tax  expense  and
        o an increase in weighted average shares outstanding due to the Company's continuing acquisition program.

        Operating revenues grew 33% to $442.1 million in the first half of 1995 over 1994, operating cash flow increased 27% to $153.1 million and operating income rose 23% to $63.0 million. Gains on sales of cellular interests and other investments of $18.7 million (after income taxes and USM's minority share) were recognized in 1995. Net income before the cumulative effect of an accounting change rose 86% to $45.8 million in the first half of 1995 over 1994. Earnings per share before the cumulative effect of an accounting change grew 75% to $.77 in 1995 from $.44 in 1994, reflecting the significantly improved operating results and the gains on sales of cellular interests, offset somewhat by a 10% increase in weighted average common shares. Net income and earnings per share in 1994 were reduced by $723,000 and $.01, respectively, due to TDS's adoption of a new accounting standard for postemployment benefits. On a comparable basis, excluding nonrecurring and unusual items, net income available to common increased 18% to $26.1 million and earnings per share rose 7% to $.45.

          United States Cellular Corporation (AMEX symbol "USM"), TDS's 80.9%-owned subsidiary, has added a net of 14 markets to consolidated operations since June 30, 1994, through acquisitions, divestitures and the initiation of cellular operations. USM currently provides cellular service through systems serving 137 majority-owned and managed markets. TDS Telecommunications Corporation ("TDS Telecom"), TDS's wholly owned subsidiary, has acquired seven telephone companies and one long-distance company since June 30, 1994. These acquisitions added 32,600 access lines while internal growth added 19,100 lines. American Paging, Inc. (AMEX symbol "APP"), TDS's 82.4%-owned subsidiary, has acquired one paging system since June 30, 1994, which added approximately 35,000 pagers. APP provides service to its customers through 36 sales and service operating centers.

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

        Operating revenues grew 33% ($109.7 million) in 1995 primarily as a result of the growth in customers served. Cellular telephone revenues increased as a result of the 66% customer growth in majority-owned and managed markets. This customer growth resulted in increased local retail and access revenue, and increased roaming revenue, offset somewhat by a 8% decline in average monthly service revenue per customer. Telephone revenues increased primarily due to acquisitions and internal access line growth. Radio paging revenues increased primarily as a result of the 38% growth in the number of pagers in service, offset somewhat by a 14% decline in average monthly service revenue per unit due to changes in distribution channel mix and pricing declines within the distribution channels.

        Operating expenses rose 35% ($98.0 million) in 1995 as a result of the continued rapid growth in USM's operations and the steady growth in TDS Telecom's and APP's operations. Telephone operating expenses increased due to the effects of acquisitions and growth in internal operations. APP expenses increased due to significantly higher selling and advertising expenses in an attempt to stimulate customer growth through its direct and reseller distribution channels, increased provisions for bad debts, depreciation and additional costs to serve the increased customer base.

        Operating income increased 23% to $63.0 million in the first half of 1995 from $51.3 million in 1994. The increase in operating income reflects primarily improved operating results in the cellular telephone business unit, as shown in the following table.


                                                Six Months Ended June 30,
                                             1995          1994        Change
                                         ----------    ----------    ---------
                                                   (Dollars in thousands)
CONSOLIDATED OPERATING INCOME
    Cellular Telephone Operations         $ 18,916       $  4,519      $ 14,397
    Telephone Operations                    48,104         45,572         2,532
    Radio Paging Operations                 (4,039)         1,218        (5,257)
                                          --------       --------      --------
                                          $ 62,981       $ 51,309      $ 11,672
                                          ========       ========      ========

Operating Margins:
    Cellular Telephone*                          9%             3%
    Telephone                                   28%            32%
    Radio Paging*                               (9%)            3%

* Computed on Service Revenues

    Management anticipates increasing growth in cellular and paging units in service and revenues as USM and APP continue their expansion and development programs. Marketing and system operations expenses associated with this rapid expansion may reduce the rate of growth in operating cash flow and operating income over the next several quarters. Additionally, management believes there exits a seasonality at USM in both service revenues, which tend to increase more slowly in the first quarter, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter.

        Investment and other income increased to $45.8 million in 1995 from $11.2 million in 1994. Cellular investment income, net increased $7.1 million to $18.0 million, reflecting improvement in USM'sGain on sale of cellular interests and other investments was $36.4 million in the first half of 1995. USM recognized $35.4 million in gains on the sale of three 100%-owned markets, four minority interests and the sale of marketable equity securities. TDS recognized a gain of $1.0 million as a result of the sale of a minority cellular interest held by one of its telephone subsidiaries. Minority share of income increased $8.6 million in the first half of 1995 over 1994, as shown in the following table.


        Minority share of (income) loss includes (a) the minority shareholders' share of USM's net income, (b) the minority partners' share of income or loss of the cellular markets majority-owned by USM, (c) the minority shareholders' share of income of a telephone company majority-owned by TDS and (d) the minority shareholders' share of APP's loss. The minority shareholders' share of USM's net income increased $8.3 million in the first half of 1995 over 1994 due to the improvement in USM's operating results and gains on the sale of cellular interests and other investments.


MINORITY SHARE OF (INCOME) LOSS
                                                Six Months Ended June 30,
                                             1995          1994        Change
                                          ---------     ----------   ----------
                                                  (Dollars in thousands)
United States Cellular
    Minority Shareholders' Share           $ (9,066)     $   (743)     $ (8,323)
    Minority Partners' Share                 (3,763)       (2,314)       (1,449)
                                           --------      --------      --------
                                            (12,829)       (3,057)       (9,772)
TDS Telecom                                    (811)         (828)           17
American Paging                               1,185            --         1,185
                                           --------      --------      --------
                                           $(12,455)     $ (3,885)     $ (8,570)
                                           ========      ========      ========

        Interest expense increased 45% ($8.4 million) in 1995. Interest on long-term debt increased 30% ($5.4 million) in 1995 compared to 1994. Long-term debt outstanding increased to $891.7 million as of June 30, 1995 from $527.4 million as of June 30, 1994 due in part to the completion of convertible debt financing at USM. The Company's balance of short-term notes payable increased to $177.3 million in 1995 from $38.8 million in 1994, resulting in an increase in short-term interest expense of $3.0 million in the first half of 1995 compared with the first half of 1994.

        Income tax expense increased 87% ($16.7 million) in 1995 compared with 1994 as pretax income increased. The effective income tax rate was 44% in the first half of 1995 and 1994. State income taxes increased $8.3 million in 1995, due primarily to the increase in pretax income.

        Net income before the cumulative effect of a change in accounting principle improved to $45.8 million in 1995 from $24.5 million in 1994. Earnings per common share before the cumulative effect of a change in accounting principle were $.77 in 1995 and $.44 in 1994. The weighted average number of common shares outstanding increased 10% in 1995. The increase is primarily due to the issuance of 4.7 million Common Shares since June 30, 1994 in connection with acquisitions.

        Cumulative effect of accounting change: Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of the new principle on years prior to 1994 reduced 1994 net income and earnings per share by $723,000 and $.01, respectively.

CELLULAR TELEPHONE OPERATIONS
                                                  Six Months Ended June 30,
                                              1995          1994        Change
                                          -----------    ---------     --------
                                (Dollars in thousands, except per unit amounts)
Operating Revenues
    Service                                $  209,900   $  140,426   $   69,474
    Equipment Sales                             6,972        6,464          508
                                            ---------    ---------   ----------
                                              216,872      146,890       69,982


Operating Expenses
    System Operations                          30,441       21,804        8,637
    Marketing and Selling                      43,633       30,031       13,602
    Cost of Equipment Sold                     24,037       17,021        7,016
    General and Administrative                 59,140       43,206       15,934
    Depreciation                               25,452       18,142        7,310
    Amortization                               15,253       12,167        3,086
                                             --------    ---------   ----------
                                              197,956      142,371       55,585
                                             --------    ---------   ----------
Operating Income                           $   18,916   $    4,519    $  14,397
                                             ========    =========   ==========
Cellular Telephone Revenues as a
    Percent of Total Revenues                        49%          44%
Additions to Property, Plant and Equipment*  $  104,856       59,777
Identifiable Assets                          $1,806,216   $1,460,030
Majority-Owned, Managed and Consolidated
   Markets:
    Population Equivalents (000s)                19,826       19,118
    Total population (000s)                      22,430       20,344
    Customers                                   550,000      331,000
    Market penetration                             2.45%        1.63%
    Markets in operation                            137          123
    Cell sites in service                           940          610
    Average monthly service revenue per
       customer                              $       73    $      79
    Churn rate per month                            2.0%         2.2%
    Marketing cost per net customer addition   $    589    $     665

* Includes (in thousands) $3,592 and $(9,674), respectively, of noncash amounts for current year additions less cash amounts for prior year additions.

        USM owns, operates and invests in cellular markets. USM owns or has the right to acquire interests, both majority and minority, in 208 cellular telephone markets at June 30, 1995, representing 24.8 million population equivalents. USM manages the operations in 148 markets at June 30, 1995. USM expects to divest its controlling interests in five of these markets and manage the operations of four additional markets in the future. In total, USM expects to manage 147 markets under agreements in place as of June 30, 1995. The remaining interests in 61 markets are managed by others. USM's consolidated results of operations include 100% of the revenues and expenses of the systems serving its majority-owned and managed markets. The results of operations of 137 markets are included in 1995 consolidated results compared to 123 markets in 1994.

        Operating revenues increased 48% ($70.0 million) in 1995. The revenue increase is primarily the result of 66% customer growth in the systems serving its majority-owned and managed markets, growth in roaming revenues and acquisitions. Acquisitions and start-ups increased revenues 10% ($14.4 million). While the number of customers and amount of revenues earned continued to grow, average revenue per customer and monthly local minutes of use per customer declined. Average monthly service revenue per customer declined to $73 in 1995 from $79 in 1994. Monthly local minutes of use averaged 91 in the first half of 1995 compared to 96 in the same period in 1994. The decline in average local minutes of use follows an industry-wide trend and is believed to be related to the tendency of the early customers in a market to be the heaviest users. It also reflects USM's and the cellular industry's continued penetration of the consumer market, which tends to include more lower-usage customers. Management anticipates that average local minutes of use and average monthly service revenue per customer will continue to decline as USM adds more customers.

        Service revenues from local customers' usage of USM's systems increased 51% ($43.3 million) in 1995. Growth in the number of customers in USM's consolidated markets was the primary reason for the increase in local revenue, offset somewhat by the decrease in average monthly local minutes of use. The decrease in average minutes of use resulted in a decrease in average monthly retail revenue per customer, to $45 in 1995 from $48 in 1994. Inbound roaming revenues, earned when customers of other systems use USM's cellular systems when roaming, increased 44% ($19.9 million). The increase is attributable to an increase in the number of customers from other systems using USM's systems as well as an increased number of USM-managed systems and cell sites within those systems offset somewhat by a reduction in monthly inbound roaming revenue per customer. Monthly inbound roaming revenue per customer averaged $23 in 1995 and $25 in 1994. Long-distance revenues increased 49% ($4.8 million) as the volume of long-distance calls billed by USM increased.

        Equipment sales revenue reflects the sale of 121,700 and 63,200 cellular telephone units in 1995 and 1994, respectively, plus installation and accessories revenue. The average revenue per telephone unit sold was $57 in 1995 compared to $102 in 1994. The average revenue decline partially reflects USM's decision to reduce sales prices on cellular telephones to increase the number of customers, to maintain its market position and to meet competitive prices as well as to reflect reduced manufacturers' prices.

        Operating expenses increased 39% ($55.6 million) in 1995. The increase in expenses was primarily the result of increased customer activations, acquisitions and increased depreciation and amortization expense related to increases in fixed assets and license costs. Acquisitions and start-ups increased operating expenses 9% ($12.2 million) in 1995.

        System operations expenses increased 40% ($8.6 million) in 1995 as a result of increases in customer usage expenses and costs associated with operating USM's cellular systems. Customer usage expenses represent charges from other telecommunications service providers for local interconnection to the landline network, toll charges and roaming expenses from USM's customers' use of systems other than their local systems, offset somewhat by increased pass-through roaming revenue. Customer usage expenses increased 34% ($3.4 million) in 1995.

Maintenance, utility and cell site expenses grew 44% ($5.3 million) in 1995, reflecting growth in the number of cells to 940 in 1995 from 610 in 1994 and the effects of acquisitions and start-ups.

        Marketing and selling expenses increased 45% ($13.6 million) in 1995, due primarily to the increased number of gross customer activations in 1995 and the effects of acquisitions and start-ups. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices, agent commissions, promotional expenses, local advertising and public relations expenses. Management expects that marketing and selling costs will continue to increase as additional customers are added to USM's systems.

        Cost of equipment sold reflects the increased unit sales related to the increase in gross customer activations offset somewhat by falling manufacturers' prices. The average cost of a telephone unit sold was $197 in 1995 compared to $269 in 1994.

        General and administrative expenses increased 37% ($15.9 million) in 1995. These expenses include the costs of operating USM's local business offices and its corporate expenses. The increase results from the growth in the number of consolidated markets, the growth in the customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in USM's business and the acquisition of and start-up of additional operations. USM is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses.

        Depreciation expense increased 40% ($7.3 million) in 1995, reflecting a 60% increase in average fixed assets since the second half of 1994. Amortization expense, primarily amortization of license costs, increased 25% ($3.1 million) in 1995. This additional amortization reflects a 8% ($80.6 million) increase in license costs for consolidated operational markets since June 30, 1994.

        Operating income was $18.9 million in 1995 compared to $4.5 million in 1994. Operating margin on service revenues improved to 9% in 1995 from 3% in 1994. The increase in operating income was primarily due to improved results in the more established markets and increased revenues from growth in the customer base, offset somewhat by costs associated with the growth of USM's operations and increased losses on equipment sales. USM expects to add a net of one market to consolidated operations by the end of 1995, through the acquisition of majority interests in six operational markets and the divestiture of five markets currently majority-owned and managed by USM. USM expects that the costs related to acquiring and operating new markets may exceed new market revenues over the next few quarters. As a result, the rate of growth in operating income could be reduced over the next several quarters.

        Cellular investment income includes USM's and TDS's share of the net income or loss of cellular markets in which they have a minority interest and for which they follow the equity method of accounting, net of amortization of license costs related to these minority interests. Cellular investment income increased 65% ($7.1 million) in 1995, due to improved results in markets managed by others.

        Net income from cellular telephone operations was $38.6 million in 1995 compared to $3.6 million in 1994. The 1995 improvement resulted from the gains on sales of cellular interests, improved operating results and increased investment income. Such net income excludes the USM minority shareholders' share of such income. Net income from cellular telephone operations does not include income taxes from the inclusion of USM in the TDS consolidated federal tax return. Under a tax allocation agreement between TDS and USM, TDS does not reimburse USM currently for income tax benefits and credits. Instead, such benefits and credits are carried forward until they can be used by USM.

        TDS owned an aggregate of 67,052,931 shares of common stock of USM at June 30, 1995, representing 80.9% of the combined total of USM's outstanding Common and Series A Common Shares and 95.8% of their combined voting power. Assuming USM's Common Shares are issued in all instances in which USM has the choice to issue its Common Shares or other consideration and assuming all issuances of USM's common stock to TDS and third parties for completed and pending acquisitions and redemptions of USM Preferred Stock and TDS Preferred Shares had been completed at June 30, 1995, TDS would have owned 79.9% of the total outstanding common stock of USM and controlled 95.6% of the combined voting power of both classes of its common stock.

        In addition, as discussed below under "Financial Resources and Liquidity," USM has issued debt which may be converted into USM Common Shares. The conversion of such debt would also reduce TDS's equity ownership and voting control of USM. In the event TDS's ownership of USM falls below 80% of the total value of all of the outstanding shares of USM's stock, TDS and USM would be deconsolidated for tax purposes. If this occurs, TDS would lose the ability to offset any tax losses against the taxable income of USM and its subsidiaries, and certain other benefits which the tax consolidation of TDS and USM permits.

        TDS and USM have structured certain acquisition transactions involving the issuance of USM Common Shares to permit delivery of TDS Common Shares and/or cash in lieu of USM Common Shares. In addition, at the election of USM, any conversion of the convertible debt issue by USM may be satisfied by the payment of cash equal to the value of the USM Common Shares issuable at the time of conversion. These and other arrangements are designed to permit TDS and USM to defer a tax deconsolidation. Nevertheless, the continued issuance of USM Common Shares to parties other than TDS (e.g., under employee benefit plans) may eventually result in the tax deconsolidation of TDS and USM unless other actions are taken to defer or prevent such a deconsolidation.

        TDS and USM are parties to a legal proceeding before the FCC involving a cellular license in a Wisconsin Rural Service Area. TDS and USM have entered into definitive settlement agreements with all of the private parties to that proceeding. The proposed settlements followed extensive discovery by the FCC and other parties. On July 31, 1995, TDS, USM and the Wireless Telecommunications Bureau of the FCC jointly proposed that the judge presiding in the FCC proceeding issue a decision finding that TDS and its affiliates, (including
USM), are fully qualified to be FCC licensees. The settlements and the proposed decision are subject to the final action of the presiding judge. See Note 12 of Notes to Consolidated Financial Statements, Legal Proceedings (La Star and Wisconsin RSA 8 Applications), in the Company's 1994 Annual Report on Form 10-K for further discussion of the proceeding involving the Wisconsin RSA.

TELEPHONE OPERATIONS

                                                     Six Months Ended June 30,
                                 ---------------------------------------------------------------------
                                                                                Change         Change
                                                                                Due To       Excluding
                                        1995         1994      Change         Acquisitions  Acquisitions
                                      --------      ------    -------         ------------  ------------
                                     (Dollars in thousands, except per access line amounts)

Operating Revenues
    Local Service                    $  46,391      $ 39,498   $  6,893       $  2,736      $  4,157
    Network Access and
        Long-Distance                  105,301        82,300     23,001         18,048         4,953
    Miscellaneous                       20,719        19,550      1,169            607           562
                                     ---------      --------   --------       --------      --------
                                       172,411       141,348     31,063         21,391         9,672

Operating Expenses
    Network Operations                  32,838        21,700     11,138          9,220         1,918
    Customer Operations                 24,021        20,284      3,737          1,988         1,749
    Corporate and Other                 29,353        22,697      6,656          3,739         2,917
    Depreciation                        35,460        29,296      6,164          2,845         3,319
    Amortization                         2,635         1,799        836            238           598
                                     ---------      --------   --------       --------      --------
                                       124,307        95,776     28,531         18,030        10,501
                                     ---------      --------   --------       --------      --------
Operating Income                     $  48,104      $ 45,572   $  2,532       $  3,361      $   (829)
                                     =========      ========   ========       ========      ========

Telephone Revenues as
    a Percent of Total
     Revenues                                39%          43%
Additions to Property, Plant
   and Equipment*                    $    38,166    $  33,797
Identifiable Assets                  $ 1,041,317    $ 835,421

Companies                                    100           93
Access Lines                             416,000      364,300
Growth in access lines for
    six months:
    Acquisitions                          12,900           --
    Internal growth                       10,600        8,100
Average monthly revenue
  per access line                   $         73     $     66

* Includes (in thousands) $(9,915) and $(6,273), respectively, of noncash amounts for current year additions less cash amounts for prior year additions.

        Operating revenues from telephone operations increased 22% ($31.1 million) in the first half of 1995 compared to 1994. The increase in revenues was primarily due to the effects of acquisitions, internal access line growth and recovery of increased costs of providing network access to long-distance providers. Acquisitions increased telephone revenues 15% ($21.4 million) in 1995. TDS has acquired seven telephone companies serving 32,600 access lines and a long-distance company serving approximately 30,000 customers since June 30, 1994. Telephone results of operations include the results of these acquired companies since the respective dates of acquisition.

        Local service revenues increased 17% ($6.9 million) in 1995 with acquisitions increasing such revenues 7% ($2.7 million). Internal access line growth and sales of custom-calling and other features increased revenues 7% ($2.7 million). Certain extended community calling ("ECC") revenues previously reported as network access revenues increased local service revenues 1% ($588,000). Rate increases added 1% ($409,000) to local service revenue in 1995.

        Network access and long-distance revenues increased 28% ($23.0 million) in 1995 with acquisitions increasing such revenues 22% ($18.0 million). These revenues increased 3% ($2.7 million) due to recovery of increased costs of providing access to long-distance carriers. Increased usage of the network generated 2% ($1.4 million) of additional network access and long-distance revenue. Settlements received from toll pools relating to prior years' activity increased these revenues 2% ($1.4 million). Rate increases for certain companies increased these revenues by 1% ($674,000). These revenues decreased 1% ($566,000) in 1995 as certain ECC revenues are now reported as local service revenues. Also, network access revenues in 1994 include an additional $415,000 in settlements relating to prior periods due primarily from retroactively billed access services.

        Miscellaneous revenues increased 6% ($1.2 million) in 1995, with acquisitions increasing such revenues 3% ($607,000). Higher sales and leases of customer premise equipment increased these miscellaneous revenues 2% ($395,000).

        Operating expenses increased 30% ($28.5 million) in 1995. The effects of acquisitions increased expenses 19% ($18.0 million).

        Network operations expenses increased 51% ($11.1 million) with acquisitions increasing these expenses 42% ($9.2 million). The remainder of the increase was primarily due to salary and work force changes along with the effects of general inflation. Customer operations expenses increased 18% ($3.7 million) with acquisitions increasing such expenses 10% ($2.0 million). The remaining increase was primarily due to increases in wages, staffing levels and general inflation. Corporate and other expenses increased 29% ($6.7 million) with acquisitions increasing such expenses 16% ($3.7 million). The remaining increase was due primarily to increases in wages, staffing levels and general inflation. Depreciation expense increased 21% ($6.2 million) with acquisitions increasing such expenses 10% ($2.8 million). The remaining increase was due primarily to increases in plant facilities.

        Operating income from telephone operations increased 6% ($2.5 million) in 1995, with acquisitions increasing such income 7% ($3.4 million). The telephone operating margin was 28% in 1995 compared to 32% in 1994. The 1995 operating margin was reduced to 28% by the acquisition of a long-distance company which produces lower margins than the local telephone operations and earnings pressures from regulatory agencies and long-distance providers. The 1994 operating margin of 32% was unusually high due to the recognition of access revenues for services provided in the previous year and the recognition of a $780,000 refund of health and life insurance premiums. The operating margin in the remainder of 1995 is anticipated to be lower than in 1994 due to the long-distance company acquired in 1994 mentioned above, continued regulatory pressure on revenues and pressure from long-distance providers to reduce network access rates.

RADIO PAGING OPERATIONS
                                                  Six Months Ended June 30,
                                                1995         1994       Change
                                            ----------    ---------   ---------
                                (Dollars in thousands, except per unit amounts)
Service Operations
    Revenue                                  $  45,103    $  36,963   $   8,140
                                             ---------    ---------   ---------
    Costs and Expenses
        Cost of Services                        11,425        8,669       2,756
        Selling and Advertising                  8,451        6,098       2,353
        General and Administrative              18,083       13,484       4,599
        Depreciation                             9,388        6,363       3,025
        Amortization                             1,896        1,203         693
                                              --------    ---------    --------
                                                49,243       35,817      13,426
                                              --------    ---------    --------
        Service Operating (Loss) Income         (4,140)       1,146      (5,286)
                                              --------    ---------    --------
Equipment Sales
    Revenue                                      7,680        7,186         494
    Cost of Equipment Sold                       7,579        7,114         465
                                              --------    ---------    --------
        Equipment Sales Income                     101           72          29
                                              --------    ---------    --------
Operating (Loss) Income                      $  (4,039)   $   1,218   $  (5,257)
                                              ========    =========   =========

Radio Paging Revenues as a
    Percent of Total Revenues                       12%          13%
Additions to Property and Equipment*          $ 16,521    $  12,594
Identifiable Assets                           $149,928    $  77,133
Pagers in service                              738,600      535,100
Average monthly service revenue per unit      $     11    $      12
Transmitters in service                            964          856
Disconnect rate per month                          2.4%         2.8%
Marketing cost per net customer unit addition $     98    $      83

* Includes (in thousands) $(420) and $(3,156), respectively, of noncash amounts for current year additions less cash amounts for prior year additions.

        Service revenues increased 22% ($8.1 million) in the first half of 1995 from 1994, primarily as a result of the 38% growth in the number of pagers in service. A net additional 203,500 pagers have been placed in service since June 30, 1994. However, a continuing decline in average service revenue per pager has slowed service revenue growth. Average monthly service revenue per pager declined 14% to $11 in the first half of 1995 from $12 in the same period of 1994. Of the decline, 9% was due to a change in distribution channel mix and 5% was due to pricing declines within the distribution channels. Declining average monthly service revenue per pager is related to a shift toward lower revenue producing distribution channels such as resellers and retail stores as well as competitive factors.

        Service operating expenses increased 37% ($13.4 million) in 1995 from 1994, primarily due to additional costs of serving new customers and system expansion as well as significantly higher selling and advertising expenses, increased provisions for bad debts and payroll and franchise taxes and additional depreciation. In addition, service operating expenses for the first half of 1994 benefitted from a $540,000 pre-tax health and life insurance premium refund. Cost of services increased 32% ($2.8 million) in 1995 reflecting the additional costs of providing service to the increased customer base ($1.4 million) and the costs of upgrading and expanding the systems to improve system reliability and coverage ($1.4 million). APP's transmitters in service increased to 964 at June 30, 1995 from 856 at June 30, 1994. Selling and advertising expense increased 39% ($2.4 million) in 1995 over 1994 primarily to stimulate growth in the direct and reseller distribution channels. General and administrative expense increased 34% ($4.6 million) due primarily to increases in the customer base ($1.4 million), employee-related expenses such as salary increases, relocation costs and severance related to a 10% staff reduction ($1.0 million), bad debt expense ($931,000), maintenance of the customer billing system ($365,000) and payroll taxes ($300,000). Depreciation charges increased 48% ($3.0 million) in 1995 reflecting an increase of approximately $1.8 million in depreciation expense due to the change in depreciable lives of pagers and transmitters that occurred July 1, 1994, as well as an increase due to the increased investment in pagers and related equipment.

        Equipment sales revenue increased 7% ($494,000) due to APP's increased emphasis on selling pagers to customers, particularly through retail stores and resellers. Cost of equipment sold increased 7% ($465,000) also due to the increased focus on pager sales.

        Operating loss was $4.0 million in 1995 compared to operating income of $1.2 million in 1994. The decrease in operating results reflects i) a continuing decline in average monthly service revenue per unit and ii) increased operating expenses due to the growth in customers, efforts to expand the customer base, increased bad debts from the consumer market and increased depreciation charges.

        Net loss from radio paging operations totalled $5.6 million in 1995 compared with net income of $222,000 in 1994. The 1995 decrease relates to the increase in operating loss and the increase in APP's interest expense of $1.8 million.

PARENT AND SERVICE COMPANY OPERATIONS

        Other income, net includes the gross income of TDS's computer, printing and other service companies and costs of corporate operations including APT.

                                                    Six Months Ended
                                                        June 30,
                                             ---------------------------
                                                  1995            1994
                                             ------------   ------------
                                                 (Dollars in thousands)
Addition Property and Equipment*             $   3,471      $    3,471
Identifiable Assets**                        $ 348,649      $   83,915

* Includes (in thousands) $513 and $(512), respectively, of noncash amounts for current year additions less cash amounts for prior year additions.
** Includes PCS license cost of $289.2 million in 1995.


Three Months Ended 6/30/95 Compared to Three Months Ended 6/30/94

CONSOLIDATED

        Operating revenues grew 34% ($58.5 million) in the second quarter of 1995 primarily as a result of the growth in customers served. Operating expenses rose 37% ($53.7 million) in 1995 as a result of the continued rapid growth in USM's cellular telephone operations and the steady growth in TDS Telecom's and APP's operations. Operating income increased 17% to $33.8 million in the second quarter of 1995 from $29.0 million in 1994. The increase in operating income principally reflects improved operating results in the cellular telephone business unit.

                                                Three Months Ended June 30,
                                          -------------------------------------
                                             1995          1994         Change
                                          ----------   ------------   ---------
                                                  (Dollars in thousands)
CONSOLIDATED OPERATING INCOME
    Cellular Telephone Operations           10,852       $  5,523      $  5,329
    Telephone Operations                    24,983         22,834         2,149
    Radio Paging Operations                 (2,010)           648        (2,658)
                                          --------       --------      --------
                                          $ 33,825       $ 29,005      $  4,820
                                          ========       ========      ========

Operating Margins:
    Cellular Telephone*                         10%             7%
    Telephone                                   28%            32%
    Radio Paging*                               (9)%            3%

* Computed on Service Revenues

        Investment and other income increased $14.4 million in the second quarter of 1995 over 1994. Cellular investment income increased 14% ($1.0 million), reflecting improvement in USM's equity-method markets managed by others. Minority share of income increased $3.6 million as shown in the following table.

        Minority share of income includes (a) the minority shareholders' share of USM's net income (b) the minority partners' share of income or loss of the cellular markets majority-owned by USM,

(c)  the  minority   shareholders'  share  of  income  of  a  telephone  company majority-owned by TDS and (d) the minority shareholders' share of APP's loss.

MINORITY SHARE OF (INCOME) LOSS
                                        Three Months Ended June 30,
                                  -----------------------------------
                                    1995          1994           Change
                                -----------     -----------     ---------
                                         (Dollars in thousands)
 United States Cellular
  Minority Shareholders' Share  $   (4,594)     $  (1,085)     $ (3,509)
  Minority Partners' Share          (1,875)        (1,196)         (679)
                                -----------     -----------    ---------
                                    (6,469)        (2,281)       (4,188)
 TDS Telecom                          (528)          (407)         (121)
 American Paging                       704             --           704
                                -----------     -----------    ---------
                                $   (6,293)     $   (2,688)    $ (3,605)
                                ===========     ===========    =========

        Interest expense increased 55% ($5.2 million) in 1995, reflecting higher interest rates and increases in long-term and short-term debt. Income tax expense increased 51% ($5.7 million) in 1995 compared with 1994 as pretax income increased. The effective income tax rate was 43% in the second quarter of 1995 and 44% in 1994.

        Net income increased to $22.6 million in the second quarter of 1995 from $14.3 million in 1994. Earnings per common share were $.38 in 1995 and $.26 in 1994. The weighted average number of common shares outstanding increased 10% in 1995.


CELLULAR TELEPHONE OPERATIONS
                                   Three Months Ended June 30,
                                 1995          1994      Change
                                 ------------------------------
                                    (Dollars in thousands)
Operating Revenues
    Service                      $113,500   $ 77,065   $ 36,435
    Equipment Sales                 3,624      3,592         32
                                 --------   --------   --------
                                  117,124     80,657     36,467
                                 --------   --------   --------

Operating Expenses
    System Operations              17,239     12,074      5,165
    Marketing and Selling          23,711     15,977      7,734
    Cost of Equipment Sold         12,838      9,012      3,826
    General and Administrative     31,473     22,480      8,993
    Depreciation                   13,188      9,520      3,668
    Amortization                    7,823      6,071      1,752
                                 --------   --------   --------
                                  106,272     75,134     31,138
                                 --------   --------   --------
Operating Income                 $ 10,852   $  5,523   $  5,329
                                 ========   ========   ========


        Operating revenues increased 47% ($36.4 million) in the second quarter of 1995. The revenue increase is primarily the result of 66% customer growth in the systems serving USM's majority-owned and managed markets, growth in roamer revenues and the effects of acquisitions and start-ups. Average monthly service revenue per customer declined to $75 in 1995 from $82 in 1994. Monthly local minutes of use averaged 95 in the second quarter of 1995 compared to 103 in 1994. Revenues from local customers' usage of USM's systems increased 51% ($23.3 million) in 1995 primarily due to the increased number of customers served. Inbound roaming revenues increased 40% ($10.1 million) in 1995. The increase in inbound roaming revenues is primarily due to the increased number of other carriers' customers using USM's systems and the growth in the number of cell sites within those systems. Long-distance revenues increased 48% ($2.6 million) as the volume of long-distance calls billed by USM increased.

        Equipment sales revenue reflects the sale of 67,300 and 34,500 cellular telephone units in 1995 and 1994, respectively. The average revenue per telephone unit sold was $54 in 1995 compared to $104 in 1994.

        Operating expenses increased 41% ($31.1 million) in the second quarter of 1995 for reasons generally the same as for the first six months.

        Operating income was $10.9 million in 1995 compared to $5.5 million in 1994. Operating margin on service revenues improved to 10% in 1995 from 7% in 1994. The improvement in operating income was primarily due to increased revenues and cost efficiencies, partially offset by the costs associated with the growth of USM's operations and the addition of new markets.

        Cellular investment income includes USM's and TDS's share of the net incomes or losses of cellular markets in which they have a minority interest and for which they follow the equity method of accounting, net of amortization of license cost related to those minority interests. Cellular investment income increased 14% ($1.0 million) in the second quarter of 1995, due to improved results in markets managed by others.

        Net income from cellular telephone operations was $19.5 million in 1995 compared to $5.1 million in 1994. Such net income excludes the USM minority shareholders' share of such income. Net income from cellular telephone operations does not include income taxes from inclusion in the TDS consolidated federal tax return. Under a tax allocation agreement between TDS and USM, TDS does not reimburse USM currently for income tax benefits and credits. Instead, such benefits and credits are carried forward until they can be used by USM.

TELEPHONE OPERATIONS
                                       Three Months Ended June 30,
                         ------------------------------------------------------
                                                         Change      Change
                                                         Due To     Excluding
                          1995       1994     Change   Acquisitions Acquisitions
                       ---------   --------   --------  ---------  ------------
                                        (Dollars in thousands)
Operating Revenues
    Local Service       $ 23,753   $ 20,103   $  3,650   $  1,555    $  2,095
    Network Access
      Long-Distance       54,135     40,497     13,638      9,141       4,497
    Miscellaneous         10,214      9,688        526        214         312
                        --------   --------   --------   --------    --------
                          88,102     70,288     17,814     10,910       6,904
                        --------   --------   --------   --------    --------
Operating Expenses
    Network Operations    16,550     10,631      5,919      4,622       1,297
    Customer Operations   12,223      9,965      2,258      1,194       1,064
    Corporate and Other   15,226     11,206      4,020      2,085       1,935
    Depreciation          17,738     14,743      2,995      1,548       1,447
    Amortization           1,382        909        473       (241)        714
                        --------   --------   --------   --------    --------
                          63,119     47,454     15,665      9,208       6,457
                        --------   --------   --------   --------    --------
Operating Income        $ 24,983   $ 22,834   $  2,149   $  1,702    $    447
                        ========   ========   ========   ========    ========


        Operating revenues from telephone operations increased 25% ($17.8 million) in the second quarter of 1995 compared to 1994. The increase in revenues was primarily due to the effects of acquisitions, internal access line growth, recovery of increased costs of providing network access and sales of custom-calling and other features. Local service revenues increased 18% ($3.7 million) in 1995, network access and long-distance revenues increased 34% ($13.6 million), and miscellaneous revenues increased 5% ($526,000) for reasons generally the same as for the first six months. Operating expenses increased 33% ($15.7 million) in 1995, for reasons generally the same as for the first six months.


RADIO PAGING OPERATIONS
                                              Three Months Ended June 30,
                                            1995       1994       Change
                                          --------    --------   ---------
                                                  (Dollars in thousands)
Service Operations
    Revenues                              $ 22,866    $ 18,824    $  4,042
                                          --------    --------    --------
    Costs and Expenses
        Cost of Services                     5,973       4,462       1,511
        Selling and Advertising              4,309       3,078       1,231
        General and Administrative           9,019       6,708       2,311
        Depreciation                         4,801       3,256       1,545
        Amortization                           923         601         322
                                          --------    --------    --------
                                            25,025      18,105       6,920
                                          --------    --------    --------
        Service Operating (Loss) Income     (2,159)        719      (2,878)
                                          --------    --------    --------
Equipment Sales
    Revenue                                  3,999       3,816         183
    Cost of Equipment Sold                   3,850       3,887         (37)
                                          --------    --------    --------
        Equipment Sales Income (Loss)          149         (71)        220
                                          --------    --------    --------
Operating (Loss) Income                   $ (2,010)   $    648    $ (2,658)
                                          ========    ========    ========

        Service revenues increased 21% ($4.0 million) in the second quarter of 1995 from 1994, primarily as a result of the 38% growth in the number of pagers in service. Service operating expenses increased 38% ($6.9 million) in 1995 from 1994, for reasons generally the same as for the first six months. Operating loss was $2.0 million in 1995 compared to operating income of $648,000 in 1994. Net loss from radio paging operations totalled $3.3 million in 1995 compared to net income of $210,000 in 1994.

FINANCIAL RESOURCES AND LIQUIDITY

        Cash flows from operating activities totalled $96.3 million in the first half of 1995 compared to $104.6 million in 1994. Consolidated operating cash flow (operating income plus depreciation and amortization) totalled $153.1 million in 1995 compared to $120.3 million in 1994. The 27% increase in operating cash flow reflects primarily improved operating cash flow in cellular telephone operations.

                                                   Six Months Ended June 30,
                                            -----------------------------------
                                              1995         1994        Change
                                            ---------     --------     --------
                                                    (Dollars in thousands)
OPERATING CASH FLOW
    Cellular Telephone Operations            $ 59,621     $ 34,828     $ 24,793
    Telephone Operations                       86,199       76,667        9,532
    Radio Paging Operations                     7,245        8,784       (1,539)
                                             --------     --------     --------
                                             $153,065     $120,279     $ 32,786
                                             ========     ========     ========

        Cash flows from other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $56.8 million in the first half of 1995 compared to $15.7 million in the first half of 1994.

        Cash flows from financing activities totalled $373.7 million in the first half of 1995 compared to $60.3 million in 1994. Long-term borrowings, primarily due to the convertible debt financing completed at USM (see discussion below), provided most of the Company's external financial requirements during the first half of 1995. Sales of common stock by TDS and APP and long-and short-term borrowings provided most of the Company's external financing requirements during the first half of 1994. TDS has used short-term debt to finance its cellular telephone and radio paging operations, for acquisitions and for general corporate purposes. Proceeds from the sale of long-term debt and equity securities from time to time have retired such short-term debt.

        Cash flows from investing activities required cash of $443.6 million in the first half of 1995 compared to $174.4 million in 1994. In the first half of 1995, $312.3 million was paid for broadband and narrowband PCS licenses. The remaining cash flows requiring the use of cash primarily consist of additions to property, plant and equipment, acquisitions, and for investments in cellular telephone partnerships.

        Additions to cellular telephone plant and equipment totalled $104.9 million for the first half of 1995. Management expects such cellular telephone expenditures during 1995 to total about $180 million for enhancements of existing majority-owned systems and for the construction of switching offices and cell sites. These additions will be financed by a combination of the Company's short-term bank financing, vendor financing and sales of USM equity and/or debt securities.

        Additions to telephone plant and equipment totalled $38.2 million for the first half of 1995. Management expects that plant and equipment additions will total about $110 million in 1995, exclusive of acquisitions. This construction budget includes $37 million for new digital switches and $54 million for outside plant upgrades such as the installation of fiber optic cables. The Company plans to finance its telephone construction programs primarily using internally generated funds supplemented by long-term financing obtained under federal government programs.

        Additions to radio paging property and equipment totalled $16.5 million for the first half of 1995. Management expects that such property and equipment additions will total about $35 million in 1995, primarily for the purchase of pagers. The Company's short-term bank financing along with radio paging operations' internally generated cash will finance these property additions.

        Other fixed asset additions totalled $6.7 million for the first half of 1995. Management expects that these additions will total about $25 million in 1995 and will be financed primarily using short-term bank notes along with internally generated cash.

        Cash flows used for acquisitions, net of cash acquired, totalled $45.7 million in the first half of 1995 compared to $25.5 million in 1994. During the first half of 1995, TDS purchased controlling interests in 10 cellular markets and several minority cellular interests representing a total of 1.4 million population equivalents and four telephone companies. Some of the entities acquired during 1995 were subject to acquisition agreements prior to 1995. The aggregate consideration for the acquisitions completed in 1995 was $175.4 million, consisting of 2.8 million TDS Common Shares ($121.9 million), $40.9 million in cash and 415,000 USM Common Shares ($12.6 million).

        TDS's acquisition program may require external financing during the remainder of 1995. TDS and its subsidiaries had agreements pending at June 30, 1995, to acquire controlling interests in two telephone companies and one paging company and a minority cellular interest for an aggregate consideration of approximately $41.2 million. If all of these pending acquisitions are completed as planned, TDS will issue approximately 841,000 TDS Common Shares ($36.8 million) and will pay approximately $4.4 million in cash. Any cellular interests acquired by TDS are expected to be assigned to USM, and at the time this occurs USM will reimburse TDS for TDS's consideration delivered and costs incurred in such acquisitions in the form of USM Common Shares, notes payable and cash.

        At June 30, 1995, USM had agreements pending to exchange controlling interests in three markets for controlling interests in six markets. In addition, USM had agreements pending to divest controlling interests in three other markets and to settle litigation related to an investment interest which was divested earlier in 1995. Pursuant to the divestiture agreements, USM will divest 475,000 population equivalents and receive $81.5 million in cash. Management believes the acquisitions and exchanges currently pending will enhance USM's clustering strategy by divesting markets which are less strategic for cash or markets which add to its current clusters. All of the pending exchange, divestiture and litigation settlement agreements discussed above are expected to be completed during 1995. Certain of the divestitures and the litigation settlement will generate substantial gains for book and tax purposes.

        TDS and USM plan to continue to acquire additional cellular interests in markets that strengthen USM's position, and are currently negotiating agreements for the acquisition of additional cellular interests. TDS and APP are also currently negotiating agreements for the acquisition of additional telephone and paging companies, respectively.

        APP was the successful bidder in 1994 for five regional narrowband PCS licenses, providing equivalent coverage to that of a nationwide license, at auction by the FCC. APP's bids for the licenses aggregated $53.6 million which has been paid. APP is currently evaluating several uses for the licenses. APP does not intend to begin deploying PCS services until 1996 and does not believe that it will incur significant additional capital spending in 1995 related to these licenses. However, significant additional funds will be required when APP begins expanding its infrastructure to accommodate the services that these licenses will allow.

        APT's successful bid commitment totalled $289.2 million for the eight broadband PCS licenses, or $10.35 per population equivalent. The final payment on the licenses was made in June of 1995. Management anticipates that initial construction will begin in late 1995 or early 1996 following detailed engineering and site procurement. Marketing and selling activities along with commercial operations are anticipated to commence in late 1996 or early 1997.

        APT anticipates that construction, development and introduction of PCS networks and services will require substantial capital and operating expenditures over the next several years. While construction (including microwave relocation), start-up and market development activities may be impacted by many factors, APT estimates that between now and the year 2000, it will need approximately $500-550 million for capital expenditures and $180-200 million for working capital, start-up costs and market development activities. TDS anticipates that start-up and development of high-quality networks and the marketing of systems in APT's major markets may reduce the rate of growth in TDS's operating and net income from levels which would otherwise be achieved during 1995 and future years.

        TDS plans to finance APT's 1995 and 1996 capital and operating expenditures using a variety of resources, including internally generated cash. As discussed below, USM recently received approximately $221 million in net proceeds from the sale of convertible debt securities, of which $208.4 million was used to repay its borrowings from TDS. TDS has also arranged sales of non-strategic cellular and other assets involving estimated total proceeds of more than $150 million, of which approximately $85 million have been completed. In addition, TDS finalized a $300 million short-term credit facility to provide the interim funding needed until the long-term funding activities mentioned above are completed.

        USM sold $745 million principal amount at maturity of zero coupon convertible debt in June of 1995. The net proceeds to USM of approximately $221 million from the sale of the 20-year fixed-rate securities were used to repay variable-rate borrowings from TDS. This convertible debt in the form of Liquid Yield Option(TM) Notes ("LYON"(TM)) ((TM) trademark of Merrill Lynch & Co., Inc.) is subordinated to all senior indebtedness of USM. The issue price of each LYON was $306.46 for each $1,000 principal amount at maturity, which represents a yield to maturity of 6%. Each LYON is convertible at the option of the holder at any time on or prior to maturity at a conversion rate of 9.475 USM Common Shares per LYON. Upon conversion, USM may elect the delivery of its Common Shares or cash equal to the market value of the Common Shares into which the LYONs are convertible. Beginning five years after the date of issue, the LYONs may be redeemed at any time for cash at the option of USM at redemption prices equal to the issue price plus accrued original issue discount through the date of redemption. On the fifth anniversary of the issue date, USM will purchase LYONs at the option of the holder at the issue price plus accrued original issue discount through that date. At that time, USM will have the option of purchasing such LYONs with cash, USM Common Shares or TDS common equity securities, or any combination thereof.

        Liquidity. Management believes that TDS has adequate internal and external resources to finance its business development, construction and acquisition programs. TDS and its subsidiaries had unrestricted cash and temporary investments totalling $72.5 million and longer-term investments totalling $64.7 million at June 30, 1995. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries' debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

        TDS and its subsidiaries had $468.0 million of bank lines of credit for general corporate purposes at June 30, 1995, $443.0 million of which were committed. Unused amounts of such lines totalled $291.8 million, $266.8 million of which were committed. Such bank lines of credit include a one-year $300 million revolving credit agreement dated May 19, 1995. The outstanding balance on this agreement bears interest at the Eurodollar Rate plus .32%. As of June 30, 1995, $129 million was unused and available under this agreement. The remaining line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

        TDS and USM also have access to debt and equity capital markets, including shelf registration statements to issue common stock and preferred stock for acquisitions. TDS's shelf registration statement for Common Shares for acquisitions had 1.1 million unissued shares at June 30, 1995. TDS has a universal shelf registration statement which may be used from time to time to issue debt securities and/or Common Shares for cash. At June 30, 1995, $238.4 million remained unused on the universal shelf. The unused amount may be used for debt or equity security issuances including the sale of debt under TDS's $150 million Series C Medium-Term Note Program, of which $110.8 million is unused.

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

                      TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                           Unaudited

                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                     ---------------------------------------------------------
                                                         1995               1994          1995          1994
                                                     ---------------------------------------------------------
                                                            (Dollars in thousands, except per share amounts)
OPERATING REVENUES
    Cellular telephone                               $ 117,124          $  80,657      $ 216,872     $ 146,890
    Telephone                                           88,102             70,288        172,411       141,348
    Radio paging                                        26,865             22,640         52,783        44,149
                                                     ---------          ---------      ---------     ---------
                                                       232,091            173,585        442,066       332,387
                                                     ---------          ---------      ---------     ---------
OPERATING EXPENSES
    Cellular telephone                                 106,272             75,134        197,956       142,371
    Telephone                                           63,119             47,454        124,307        95,776
    Radio paging                                        28,875             21,992         56,822        42,931
                                                     ---------          ---------      ---------     ---------
                                                       198,266            144,580        379,085       281,078
                                                     ---------          ---------      ---------     ---------

OPERATING INCOME                                        33,825             29,005         62,981        51,309
INVESTMENT AND OTHER INCOME                          ---------          ---------      ---------     ---------
    Interest and dividend income                         2,710              2,456          5,805         4,504
    Minority share of income                            (6,293)            (2,688)       (12,455)       (3,885)
    Cellular investment income, net of
        license cost amortization                        8,294              7,301         17,966        10,884
    Gain on sale of cellular interests
        and other investments                           16,886                 --         36,374            --
    Other (expense), net                                (1,197)            (1,060)        (1,863)         (291)
                                                     ---------          ---------      ---------      --------
                                                        20,400              6,009         45,827        11,212
                                                     ---------          ---------      ---------      --------
INCOME BEFORE INTEREST
    AND INCOME TAXES                                    54,225             35,014        108,808        62,521
Interest expense                                        14,656              9,444         27,070        18,693
                                                     ---------          ---------      ---------      --------
INCOME BEFORE INCOME TAXES                              39,569             25,570         81,738        43,828
Income tax expense                                      16,989             11,250         35,965        19,284
                                                     ---------          ---------      ---------      --------
NET INCOME BEFORE CUMULATIVE
    EFFECT OF ACCOUNTING
    CHANGES                                             22,580             14,320         45,773        24,544
Cumulative effect of accounting
    changes                                                 --                 --             --          (723)
                                                     ---------          ---------      ---------      --------
NET INCOME                                              22,580             14,320         45,773        23,821
Preferred Dividend Requirement                            (494)              (510)          (973)       (1,137)
                                                     ---------          ---------      ---------     ---------
NET INCOME AVAILABLE TO
    COMMON                                           $  22,086          $  13,810      $  44,800     $  22,684
                                                     =========          =========      =========     =========
WEIGHTED AVERAGE COMMON
    SHARES (000s)                                       58,508             53,217         57,919        52,758
EARNINGS PER COMMON SHARE:
    Before cumulative effect of
        accounting changes                           $     .38          $     .26      $     .77     $     .44
    Cumulative effect of accounting
        changes                                             --                 --             --          (.01)
                                                     ---------          ---------      ---------     ---------
    Net Income                                       $     .38          $     .26      $     .77     $     .43
                                                     =========          =========      =========     =========
DIVIDENDS PER COMMON AND
    SERIES A COMMON SHARE                            $    .095          $     .09      $     .19     $     .18
                                                     =========          =========      =========     =========

     The accompanying notes to financial statements are an integral part of these statements.

                                                                -21-

               TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                                          Six Months Ended
                                                               June 30,
                                                   ---------------------------
                                                         1995            1994
                                                   ------------   ------------
                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                       $   45,773     $   23,821
    Add (Deduct) adjustments to reconcile net income
        to net cash provided by operating activities
           Cumulative effect of accounting changes           --            723
           Depreciation and amortization                 96,158         74,211
           Deferred taxes                                 6,672          9,484
           Investment income                            (20,447)       (12,909)
           Minority share of income                      12,455          3,885
           Gain on sale of cellular interests
                and other investments                   (36,374)            --
           Other noncash expense                          8,589          3,022
           Change in accounts receivable                (16,142)       (16,403)
           Change in accounts payable                   (10,228)        12,000
           Change in accrued taxes                        7,184          3,136
           Change in other assets and liabilities         2,617          3,620
                                                     ----------      ---------
                                                         96,257        104,590
                                                     ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Long-term debt borrowings                           325,673         10,305
    Repayments of long-term debt                        (14,946)       (20,996)
    Change in notes payable                              74,643         32,416
    Common stock issued                                   5,150          5,983
    Minority partner capital distributions               (5,035)        (1,923)
    Redemption of preferred stock                          (534)          (268)
    Dividends paid                                      (11,946)       (10,219)
    Sale of stock by a subsidiary                           665         45,032
                                                      ---------       --------
                                                        373,670         60,330
                                                      ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment         (172,101)      (129,254)
    Investments in and advances to cellular
        minority partnerships                            (9,332)       (12,906)
    Distributions from partnerships                       4,905          8,962
    Investments in PCS Licenses                        (312,312)            --
    Proceeds from investment sales                       86,213             --
    Other investments                                     7,264        (14,187)
    Acquisitions, excluding cash acquired               (45,679)       (25,541)
    Change in temporary investments                      (2,520)        (1,487)
                                                       --------       --------
                                                       (443,526)      (174,413)
                                                       --------       --------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                              26,365         (9,493)
CASH AND CASH EQUIVALENTS -
    Beginning of period                                  24,733         55,666
                                                       --------       --------
    End of period                                    $   51,098     $   46,173
                                                     ==========     ==========
             The accompanying notes to financial statements are an integral part of these statements.

               TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                  (Unaudited)
                                                 June 30, 1995 December 31, 1994
                                                 ------------- -----------------
                                                    (Dollars in thousands)
CURRENT ASSETS
    Cash and cash equivalents                      $    51,098   $    24,733
    Temporary investments                               21,386        19,833
    Accounts receivable from customers
        and others                                     131,358       110,266
    Materials and supplies, at average cost,
        and other current assets                        36,170        31,086
                                                   -----------   -----------
                                                       240,012       185,918
                                                   -----------   -----------


INVESTMENTS
    Cellular limited partnership interests             131,467       111,733
    Cellular license acquisition costs, net             86,373        94,470
    Marketable equity securities                         3,165        25,604
    Marketable non-equity securities                    64,701        71,314
    Other                                               64,655        60,806
                                                  ------------   -----------
                                                       350,361       363,927
                                                  ------------   -----------
PROPERTY, PLANT AND EQUIPMENT
    Cellular telephone plant and
        license costs, net                           1,475,352     1,289,837
    Telephone plant and franchise costs, net           803,618       760,221
    Radio paging, net                                   74,511        70,817
    Other, net                                          34,474        32,700
                                                  ------------   -----------
                                                     2,387,955     2,153,575
                                                  ------------   -----------
OTHER ASSETS AND DEFERRED CHARGES
    PCS licenses and deposits                          343,916        74,501
    Other                                               23,866        12,206
                                                  ------------   -----------
                                                       367,782        86,707
                                                  ------------   -----------
                                                  $  3,346,110   $ 2,790,127
                                                  ============   ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

               TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                             (Unaudited)
                                            June 30, 1995  December 31, 1994
                                            -------------  -----------------
                                                 (Dollars in thousands)
CURRENT LIABILITIES
    Current portion of long-term debt
        and preferred shares                 $    36,575   $    37,447
    Notes payable                                177,278        98,608
    Accounts payable                             100,599       112,967
    Due to FCC-PCS licenses                         --          42,897
    Advance billings and customer deposits        22,912        20,898
    Accrued interest                              11,178        10,054
    Accrued taxes                                 11,922         3,894
    Other current liabilities                     27,406        19,419
                                             -----------   -----------
                                                 387,870       346,184
                                             -----------   ------------

DEFERRED LIABILITIES AND CREDITS                 121,854       119,076
                                             -----------   -----------
LONG-TERM DEBT, excluding current portion        869,215       536,509
                                             -----------   -----------
REDEEMABLE PREFERRED SHARES,
    excluding current portion                      1,775        13,209
                                             -----------   -----------
MINORITY INTEREST in subsidiaries                311,202       272,292
                                             -----------   -----------
NONREDEEMABLE PREFERRED SHARES                    29,537        29,819
                                             -----------   -----------

COMMON STOCKHOLDERS' EQUITY
    Common Shares, par value $1 per share         50,898        47,938
    Series A Common Shares, par value
     $1 per share                                  6,880         6,887
    Common Shares issuable (31,431 and
     41,908 shares, respectively)                  1,496         1,995
    Capital in excess of par value             1,404,012     1,288,453
    Retained earnings                            161,371       127,765
                                             -----------   -----------
                                               1,624,657     1,473,038
                                             -----------   -----------
                                             $ 3,346,110   $ 2,790,127
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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, and the results of operations and cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the six months ended June 30, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.

2. Earnings per Common Share were computed by dividing Net Income Available to Common by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common stock equivalents at June 30, 1995, consist of dilutive Common Share options.

3. Assuming that acquisitions accounted for as purchases during the period January 1, 1994, to June 30, 1995, had taken place on January 1, 1994, unaudited pro forma results of operations from continuing operations would have been as follows:

                                                   Six Months Ended
                                                       June 30,
                                                 1995            1994
                                             -----------      ----------
                                           (Dollars in thousands,except
                                                  per share amounts)

     Operating revenues                      $  459,145       $  382,311
     Net income before
       cumulative effect of
       accounting change                         35,012           15,228
     Earnings per share before
       cumulative effect of
       accounting change                     $      .58       $      .24


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

               TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      TDS acquired certain cellular licenses and operating companies in 1995 and 1994. TDS also acquired four telephone companies during the first half of 1995. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed, and Common Shares and Preferred Shares issued.

                                                        Six Months Ended
                                                            June 30,
                                                       1995            1994
                                                   -------------------------
                                                       (Dollars in thousands)

     Property, plant and equipment                 $   68,875       $  6,648
     Cellular licenses                                120,909        120,412
     Decrease in equity method
        investment in cellular interests                 (356)        (4,816)
     Long-term debt                                    (8,933)            --
     Deferred credits                                    (214)            --
     Other assets and liabilities,
        excluding cash and cash equivalents             1,340         (1,234)
     Minority interest                                 (1,515)           701
     Common Shares issued and issuable               (121,864)       (94,891)
     USM Stock issued and issuable                    (12,563)        (1,279)
                                                   ----------       --------
     Decreae in cash due to acquisitions           $   45,679       $ 25,541
                                                   ==========       ========

      The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                        Six Months Ended
                                                            June 30,
                                                       1995            1994
                                                  --------------------------
                                                     (Dollars in thousands)

     Interest paid                                $  25,762         $  19,095
     Income taxes paid                               20,725            10,397
     Common Shares issued by TDS and Subsidiary
       for conversion of TDS Preferred Stock      $  13,534         $     197

5.    Notes Payable
      In May, 1995, the Company signed a one year, unsecured $300 million revolving credit agreement. The agreement bears interest at the rate of the Eurodollar Rate plus .32%. Among the covenants, TDS is required to maintain a BB+ or better debt rating by Standard & Poor's and maintain a minimum consolidated net worth greater than $800,000,000.

               TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6.    Long-Term Debt
      USM sold $745 million principal amount at maturity of zero coupon convertible debt in June of 1995. The net proceeds to USM from the sale of the 20-year fixed-rate securities were approximately $221 million. This convertible debt in the form of Liquid Yield Option(TM) Notes ("LYON"(TM)) ((TM) trademark of Merrill Lynch & Co., Inc.) is subordinated to all senior indebtedness of USM. The issue price of each LYON was $306.46 for each $1,000 principal amount at maturity, which represents a yield to maturity of 6%. Each LYON is convertible at the option of the holder at any time on or prior to maturity at a conversion rate of 9.475 USM Common Shares per LYON. Upon conversion, USM may elect the delivery of its Common Shares or cash equal to the market value of the Common Shares into which the LYONs are convertible. Beginning five years after the date of issue, the LYONs may be redeemed at any time for cash at the option of USM at redemption prices equal to the issue price plus accrued original issue discount through the date of redemption. On the fifth anniversary of the issue date, USM will purchase LYONs at the option of the holder at the issue price plus accrued original issue discount through that date. At that time, USM will have the option of purchasing such LYONs with cash, USM Common Shares or TDS common equity securities, or any combination thereof.

7.    Contingencies
      The Company's material contingencies as of June 30, 1995, include the collectibility of a $5.4 million note receivable under a long-term financing agreement with cellular company and a $9.9 million standby letter of credit in support of a bank loan to an entity minority-owned by the Company. For further discussion of these contingencies, see Note 14 of Notes to Consolidated Financial Statements included in the Company's 1994 Report on Form 10-K for the year ended December 31, 1994.

                                            PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

        At the Annual Meeting of Shareholders of TDS, held on May 19, 1995, the following numbers of votes were cast for the matters indicated:

1.a. Election of one Class II Director of the Company by the holders of Common Shares and holders of Preferred Shares issued before October 31, 1981:

                                                                    Broker
        Nominee                 For           Withhold             Non-Vote
        --------------       ----------      ----------            --------
        James Barr III       41,605,374       2,424,498               -0-

1.b. Election of three Class III Directors of the Company by the holders of Series A Common Shares and the holders of Preferred Shares issued after October 31, 1981:

                                                                     Broker
        Nominee                      For           Withhold         Non-Vote
        -------                      ---           --------         --------
        LeRoy T. Carlson, Jr.    68,183,195         4,491              -0-
        Donald C. Nebergall      68,169,702        17,984              -0-
        Murray L. Swanson        68,169,702        17,984              -0-

2.      Proposal to Approve the 1994 Long-Term Incentive Plan of the Company:
                                                                   Broker
        For                    Against          Abstain           Non-Vote
        -----------           ---------         -------          ----------
        108,179,651           3,371,648         674,238            1,020

3. Proposal to Ratify the Selection of Arthur Andersen LLP as Independent Public Accountants for 1995:

                                                                    Broker
        For                    Against           Abstain           Non-Vote
        -----------           ---------          -------           --------
        111,861,617            43,694            312,246             -0-

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibit 11 - Computation of earnings per common share.

      (b)  Exhibit 12 - Statement regarding computation of ratios.

      (c)  Exhibit 27 - Financial Data Schedule

      (d)  Exhibit 99.1 - Unaudited Consolidated  Statements  of  Income
                          for the Twelve Months Ended June 30, 1995 and 1994.

      (e) Reports on Form 8-K filed during the quarter ended June 30, 1995:

           TDS filed a Current Report on Form 8-K dated May 19, 1995 which included a copy of a $300 million Revolving Credit Agreement with First National Bank of Boston, as Agent, that was signed by the Company.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TELEPHONE AND DATA SYSTEMS, INC.
                                  (Registrant)





Date    August 11, 1995                               MURRAY L. SWANSON
        -------------------                    --------------------------------
                                                      Murray L. Swanson,
                                               Executive Vice President-Finance




Date    August 11, 1995                            GREGORY J. WILKINSON
        -------------------                    -------------------------------
                                                   Gregory J. Wilkinson,
                                                 Vice President and Controller
                                                (Principal Accounting Officer)