Form 10-Q
period 1995-09-30
TELEPHONE & DATA SYSTEMS INC
filed 1995-11-13
CIK 96966

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

For the quarterly period ended       September 30, 1995
                               -------------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------       ---------------
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


                Class                        Outstanding at October 31, 1995
   Common Shares, $1 par value                       51,091,104 Shares
Series A Common Shares, $1 par value                  6,888,480 Shares

-------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.

                         3RD QUARTER REPORT ON FORM 10-Q


                                      INDEX



                                                                  Page No.
                                                                  -------
Part I       Financial Information

                Management's Discussion and Analysis of
                   Results of Operations and Financial Condition   2-21

                Consolidated Statements of Income -
                   Three Months and Nine Months Ended
                   September 30, 1995 and 1994                      22

                Consolidated Statements of Cash Flows -
                   Nine Months Ended September 30, 1995 and 1994    23

                Consolidated Balance Sheets -
                   September 30, 1995 and December 31, 1994        24-25

                Notes to Consolidated Financial Statements         26-28


Part II       Other Information                                      29


Signatures                                                           30

                          PART I. FINANCIAL INFORMATION
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Nine Months Ended 9/30/95 Compared to Nine Months Ended 9/30/94

CONSOLIDATED

        Telephone and Data Systems, Inc.'s ("TDS" or the "Company") consolidated results of operations for the first nine months of 1995 reflect:
        o rapid growth in cellular customer units which resulted in a substantial increase in revenues, improved cash flow and operating results,
        o  steady growth in telephone access lines and revenues,
        o slower growth in pagers served and significantly higher operating costs in the paging business unit,
        o significant gains and cash proceeds from sales and trades of non-strategic cellular assets and marketable securities,
        o  increases in interest and income tax expense and
        o an increase in weighted average shares outstanding due to the Company's continuing acquisition program.

        Operating revenues grew 33% to $698.6 million in the first nine months of 1995 over 1994, operating cash flow increased 26% to $243.3 million and operating income rose 24% to $103.5 million. Gains on sales of cellular interests and other investments of $79.7 million ($39.8 million after income taxes and USM's minority share) were recognized in 1995. Net income available to common rose 119% to 86.9 million in the first nine months of 1995 over 1994. Earnings per share grew 101% to $1.49 in 1995 over 1994, reflecting the significantly improved operating results and the gains on sales of cellular interests, offset somewhat by a 10% increase in weighted average common shares. On a comparable basis, excluding the gains on sales in 1995 and a $1.5 million insurance refund (net of income taxes and USM's minority share) in 1994, net income available to common increased 21% to $47.1 million and earnings per share rose 9% to $.81.

          United States Cellular Corporation (AMEX symbol "USM"), TDS's 80.8%-owned subsidiary, has added a net of 14 markets to consolidated operations since September 30, 1994, through acquisitions, divestitures and the initiation of cellular operations. USM currently provides cellular service to 618,000 customers in 138 majority-owned and managed markets. TDS Telecommunications Corporation ("TDS Telecom"), TDS's wholly owned subsidiary, has acquired five telephone companies since September 30, 1994. These acquisitions added 16,100 access lines while internal growth added 20,900 lines. TDS Telecom currently operates 100 telephone companies serving 422,000 access lines. American Paging, Inc. (AMEX symbol "APP"), TDS's 82.4%-owned subsidiary, has acquired two paging companies since September 30, 1994, which added approximately 54,200 pagers. APP provides service to 776,900 customers through 37 sales and service operating centers.

        In March 1995, American Portable Telecom, Inc. ("APT"), TDS's
wholly owned subsidiary, was the successful bidder for eight broadband Personal Communications Services ("PCS") licenses. The eight 30 megahertz PCS licenses cover the Major Trading Areas of Minneapolis-St. Paul, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City, Columbus, Alaska and Guam-N. Mariana Islands, and account for 27.9 million population equivalents. APT is in the process of building its management and operating team to develop and construct APT's PCS systems in its major markets. Recently, APT announced the selection of GSM "PCS-1900" as its choice of technology for its PCS network.

        Operating revenues grew 33% ($173.1 million) in 1995 primarily as a result of the growth in customers served. Cellular telephone revenues increased as a result of the 70% customer growth in majority-owned and managed markets as well as the increased use of USM's systems by customers of other systems while roaming. This customer growth resulted in increased local retail and access revenue, offset somewhat by an 8% decline in average monthly service revenue per customer. Telephone revenues increased primarily due to acquisitions and internal access line growth. Radio paging revenues increased primarily as a result of the 34% growth in the number of pagers in service, offset somewhat by changes in distribution channel mix and pricing declines within the distribution channels which resulted in a 12% decline in average monthly service revenue per unit.

        Operating expenses rose 35% ($153.2 million) in 1995 as a result of the continued rapid growth in USM's operations and the steady growth in TDS Telecom's operations and significantly higher operating costs in APP's operations. USM's operating expense increase reflects the additional marketing and selling expenses incurred to add new customers as well as the costs of providing services to the increased customer base. Telephone operating expenses increased due to the effects of acquisitions and growth in internal operations. APP expenses increased due to additional costs to serve current customers and to add new customers as well as costs associated with the planned restructuring of its operations.

        Operating income increased 24% to $103.5 million in the first nine months of 1995 from $83.6 million in 1994. The increase in operating income reflects primarily improved operating results in the cellular telephone business unit, as shown in the following table.

                                       Nine Months Ended September 30,
                                       -------------------------------
                                       1995          1994        Change
                                       ----          ----        ------
                                            (Dollars in thousands)
CONSOLIDATED OPERATING INCOME
    Cellular Telephone Operations   $  36,883     $  15,614    $  21,269
    Telephone Operations               73,036        67,513        5,523
    Radio Paging Operations            (6,378)          485       (6,863)
                                    ---------     ---------    ---------
                                    $ 103,541     $  83,612    $  19,929
Operating Margins:                  =========     =========    =========
    Cellular Telephone*                    11%            7%
    Telephone                              28%           31%
    Radio Paging*                          (9%)           1%
* Computed on Service Revenues

    Management anticipates increasing growth in cellular and paging units in service and revenues as USM and APP continue their expansion and development programs. Marketing and system operations expenses associated with this rapid expansion may reduce the rate of growth in operating cash flow and operating income over the next several quarters.

Additionally, management believes there exists a seasonality at USM in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth. This seasonality may cause operating income to vary from quarter to quarter.

        Investment and other income increased to $93.5 million in 1995 from $20.4 million in 1994. Cellular investment income, net increased $9.4 million to $29.1 million, reflecting improvement in USM's equity method markets. Gain on sale of cellular interests and other investments was $79.7 million in the first nine months of 1995. USM recognized $77.7 million in gains on the sale of five majority-owned markets, four minority interests and various marketable equity securities. TDS Telecom recognized gains of $2.1 million as a result of the sale of two minority cellular interests held by one of its telephone subsidiaries and the sale of marketable equity securities. Minority share of income increased $12.9 million in the first nine months of 1995 over 1994, as shown in the table below.

        Minority share of (income) loss includes (a) the minority shareholders' share of USM's net income, (b) the minority partners' share of income or loss of the cellular markets majority-owned by USM, (c) the minority shareholders' share of income of a telephone company majority-owned by TDS and (d) the minority shareholders' share of APP's loss. The minority shareholders' share of USM's net income increased $12.5 million in the first nine months of 1995 over 1994 due to the improvement in USM's operating results and gains on the sale of cellular interests and other investments.


MINORITY SHARE OF (INCOME) LOSS
                                         Nine Months Ended September 30,
                                         -------------------------------
                                         1995         1994        Change
                                         ----         ----        ------
                                             (Dollars in thousands)
    United States Cellular
        Minority Shareholders' Share   $(15,251)   $ (2,743)   $(12,508)
        Minority Partners' Share         (5,713)     (3,680)     (2,033)
                                       --------    --------    --------
                                        (20,964)     (6,423)    (14,541)
    TDS Telecom                          (1,506)     (1,072)       (434)
    American Paging                       2,050        --         2,050
                                       --------    --------    --------
                                       $(20,420)   $ (7,495)   $(12,925)
                                       ========    ========    ========

        Interest expense increased 36% ($10.4 million) in 1995. Interest on long-term debt increased 33% ($9.0 million) in 1995 compared to 1994. Long-term debt outstanding increased to $895.1 million as of September 30, 1995 from $545.9 million as of September 30, 1994 due in part to the completion of convertible debt financing at USM. The Company's balance of short-term notes payable increased to $147.3 million in 1995 from $79.9 million in 1994, resulting in an increase in short-term interest expense of $1.5 million in the first nine months of 1995 compared with the first nine months of 1994. Interest expense would have been greater but, the Company capitalized interest on the debt incurred to finance the broadband PCS licenses of APT. As of September 30, 1995, TDS has capitalized a total of $6.5 million of interest charges on debt with an average interest rate of approximately 7.4%.

        Income tax expense increased 110% ($36.3 million) in 1995 compared with 1994 as pretax income increased. The effective income tax rate was 44% in the first nine months of 1995 and 1994.

        Net income before the cumulative effect of a change in accounting principle improved to $88.4 million in 1995 from $42.2 million in 1994. Earnings per common share before the cumulative effect of a change in accounting principle were $1.49 in 1995 and $.75 in 1994. The weighted average number of common shares outstanding increased 10% in 1995. The increase is primarily due to the issuance of 3.2 million Common Shares since September 30, 1994 in connection with acquisitions.

        Cumulative effect of accounting change: Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of the new principle on years prior to 1994 reduced 1994 net income and earnings per share by $723,000 and $.01, respectively.

CELLULAR TELEPHONE OPERATIONS
                                                Nine Months Ended September 30,
                                             -----------------------------------
                                               1995          1994        Change
                                               ----          ----        ------
                                 (Dollars in thousands, except per unit amounts)
Operating Revenues
    Service                                $  344,454    $  227,101   $  117,353
    Equipment Sales                            10,985         9,715        1,270
                                             --------      --------     --------
                                              355,439       236,816      118,623
                                             --------      --------     --------
Operating Expenses
    System Operations                          52,413        33,890       18,523
    Marketing and Selling                      69,204        46,089       23,115
    Cost of Equipment Sold                     38,393        25,847       12,546
    General and Administrative                 94,271        68,258       26,013
    Depreciation                               40,595        28,192       12,403
    Amortization                               23,680        18,926        4,754
                                             --------     ---------   ----------
                                              318,556       221,202       97,354
                                             --------     ---------   ----------
Operating Income                           $   36,883    $   15,614   $   21,269
                                             ========     =========   ==========
Cellular Telephone Revenues as a
    Percent of Total Revenues                      51%           45%
Additions to Property, Plant
  and Equipment*                           $  162,142    $  110,644
Identifiable Assets                        $1,833,984    $1,532,912
Majority-Owned, Managed and Consolidated
   Markets:
    Population equivalents (000s)              19,911        19,048
    Total population (000s)                    22,210        20,531
    Customers                                 618,000       364,000
    Market penetration                           2.78%         1.77%
    Markets in operation                          138           124
    Cell sites 1n service                       1,041           686
    Average monthly service revenue per
       customer                             $      75    $       81
    Churn rate per month                          2.0%          2.2%
    Marketing cost per net customer addition $    586    $      676

* Includes (in thousands) $(1,278) and $(6,489), respectively, of unpaid amounts for current year additions less cash amounts paid in the current year for prior year additions.

        USM owns, operates and invests in cellular markets. USM owns or has the right to acquire interests, both majority and minority, in 203 cellular telephone markets at September 30, 1995, representing 24.6 million population equivalents. USM manages the operations in 149 markets at September 30, 1995. USM expects to divest its controlling interests in seven of these markets and manage the operations of one additional market in the future. In total, USM expects to manage 143 markets under agreements in place as of September 30, 1995. The remaining interests in 60 markets are managed by others. USM's consolidated results of operations include 100% of the revenues and expenses of the systems serving its majority-owned and managed markets. The results of operations of 138 markets are included in 1995 consolidated results compared to 124 markets in 1994.

        Operating revenues increased 50% ($118.6 million) in 1995. The revenue increase is primarily the result of 70% customer growth in the systems serving its majority-owned and managed markets, growth in roaming revenues and acquisitions. Acquisitions increased revenues 13% ($30.3 million). While the number of customers and amount of revenues earned continued to grow, average revenue per customer and monthly local minutes of use per customer declined. Average monthly service revenue per customer declined to $75 in 1995 from $81 in 1994. The 8% decrease in average monthly service revenue per customer in 1995 was primarily a result of the decline in average local minutes of use per customer and a decrease in per customer inbound roaming revenue. Monthly local minutes of use averaged 93 in the first nine months of 1995 compared to 97 in the same period in 1994. The decline in average local minutes of use follows an industry-wide trend and is believed to be related to the tendency of the early customers in a market to be the heaviest users. It also reflects USM's and the cellular industry's continued penetration of the consumer market, which tends to include more lower-usage customers. Management anticipates that average local minutes of use and average monthly service revenue per customer will continue to decline as USM adds more customers.

        Service revenues from local customers' usage of USM's systems increased 55% ($74.0 million) in 1995. Growth in the number of customers in USM's consolidated markets was the primary reason for the increase in local revenue, offset somewhat by the decrease in average monthly local minutes of use. The decrease in average minutes of use resulted in a decrease in average monthly retail revenue per customer, to $45 in 1995 from $48 in 1994. Inbound roaming revenues, earned when customers of other systems use USM's cellular systems when roaming, increased 45% ($34.0 million). The increase is attributable to an increase in the number of customers from other systems using USM's systems as well as an increased number of USM-managed systems and cell sites within those systems. Monthly inbound roaming revenue per customer averaged $24 in 1995 and $27 in 1994. Long-distance revenues increased 51% ($8.4 million) as the volume of long-distance calls billed by USM increased.

        Equipment sales revenue reflects the sale of 191,900 and 98,200 cellular telephone units in 1995 and 1994, respectively, plus installation and accessories revenue. The average revenue per telephone unit sold was $57 in 1995 compared to $99 in 1994. The average revenue decline reflects USM's decision to reduce sales prices on cellular telephones to increase the number of customers, to maintain its market position and to meet competitive prices as well as reduced manufacturers' prices.

        Operating expenses increased 44% ($97.4 million) in 1995. The increase in expenses was primarily the result of increased customer activations, acquisitions and increased depreciation and amortization expense related to increases in fixed assets and license costs. Acquisitions increased operating expenses 11% ($23.9 million) in 1995.

        System operations expenses increased 55% ($18.5 million) in 1995 as a result of increases in customer usage expenses and costs associated with operating USM's cellular systems. Customer usage expenses represent charges from other telecommunications service providers for local interconnection to the landline network, toll charges and roaming expenses from USM's customers' use of systems other than their local systems, offset somewhat by increased pass-through roaming revenue. Customer usage expenses increased 72% ($10.7 million) in 1995 reflecting higher utilization of services. Maintenance, utility and cell site expenses grew 41% ($7.8 million) in 1995, reflecting growth in the number of cells to 1,041 in 1995 from 686 in 1994 and the effects of acquisitions.

        Marketing and selling expenses increased 50% ($23.1 million) in 1995, due primarily to the increased number of gross customer activations in 1995 and the effects of acquisitions.

Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices, agent commissions, promotional expenses, local advertising and public relations expenses. Management expects that marketing and selling costs will continue to increase as additional customers are added to USM's systems.

        Cost of equipment sold reflects the increased unit sales related to the increase in gross customer activations offset somewhat by falling manufacturers' prices. The average cost of a telephone unit sold was $200 in 1995 compared to $263 in 1994.

        General and administrative expenses increased 38% ($26.0 million) in 1995. These expenses include the costs of operating USM's local business offices and its corporate expenses. The increase results from the growth in the number of consolidated markets, the growth in the customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in USM's business and the acquisition of additional operations. USM is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses.

        Depreciation expense increased 44% ($12.4 million) in 1995, reflecting a 52% increase in average fixed assets since September 30, 1994. Amortization expense, primarily amortization of license costs, increased 25% ($4.8 million) in 1995. This additional amortization reflects a 2% ($22.7 million) increase in license costs for operational consolidated markets since September 30, 1994.

        Operating income was $36.9 million in 1995 compared to $15.6 million in 1994. Operating margin on service revenues improved to 11% in 1995 from 7% in 1994. The increase in operating income reflects improved results in the more established markets and increased revenues from growth in the customer base, offset somewhat by costs associated with the growth of USM's operations and increased losses on equipment sales. USM expects to divest a net of five markets from consolidated operations by mid-1996, through the acquisition of majority interests in two operational markets and the divestiture of seven markets currently majority-owned and managed by USM.

        Cellular investment income includes USM's and TDS's share of the net income or loss of cellular markets in which they have a minority interest and for which they follow the equity method of accounting, net of amortization of license costs related to these minority interests. Cellular investment income increased 48% ($9.4 million) in 1995, due to improved results in markets managed by others.

        Net income from cellular telephone operations was $64.7 million in 1995 compared to $12.4 million in 1994. The 1995 improvement resulted from the gains on sales of cellular interests, improved operating results and increased investment income. Net income from cellular telephone operations excludes the USM minority shareholders' share of such income. USM is included in a consolidated federal income tax return with other members of the TDS consolidated group. Under a tax allocation agreement between TDS and USM, TDS does not reimburse USM currently for income tax benefits and credits. Instead, such benefits and credits are carried forward until they can be used by USM.

        TDS owned an  aggregate of  67,052,931  shares of common stock of USM at
September  30,  1995,   representing  80.8%  of  the  combined  total  of  USM's
outstanding Common and Series

A Common Shares and 95.8% of their combined voting power. Assuming USM's Common Shares are issued in all instances in which USM has the choice to issue its Common Shares or other consideration and assuming all issuances of USM's common stock to TDS and third parties for completed and pending acquisitions and redemptions of USM Preferred Stock and TDS Preferred Shares had been completed at September 30, 1995, TDS would have owned 80.1% of the total outstanding common stock of USM and controlled 95.6% of the combined voting power of both classes of its common stock.

        In addition, USM has issued debt which may be converted into USM Common Shares. The conversion of such debt would also reduce TDS's equity ownership and voting control of USM. In the event TDS's ownership of USM falls below 80% of the total value of all of the outstanding shares of USM's stock, TDS and USM would be deconsolidated for tax purposes. If this occurs, TDS would lose the ability to offset any tax losses against the taxable income of USM and its subsidiaries and certain other benefits which the tax consolidation of TDS and USM permits.

        TDS and USM have structured certain acquisition transactions involving the issuance of USM Common Shares to permit delivery of TDS Common Shares and/or cash in lieu of USM Common Shares. In addition, at the election of USM, any conversion of the convertible debt issued by USM may be satisfied by the payment of cash equal to the value of the USM Common Shares issuable at the time of conversion. These and other arrangements are designed to permit TDS and USM to defer a tax deconsolidation. Nevertheless, the continued issuance of USM Common Shares to parties other than TDS may eventually result in the tax deconsolidation of TDS and USM unless other actions are taken to defer or prevent such a deconsolidation.

TELEPHONE OPERATIONS
                                      Nine Months Ended September 30,
                                     --------------------------------
                                                            Change       Change
                                                            Due To     Excluding
                                                            Acquis-      Acquis-
                            1995        1994      Change    itions       itions
                            ----        ----      ------   ---------  ---------
                         (Dollars in thousands, except per access line amounts)
Operating Revenues
    Local Service        $  70,461    $ 60,711   $  9,750   $  3,836   $  5,914
    Network Access and
        Long-Distance      160,816     130,672     30,144     22,393      7,751
    Miscellaneous           31,532      29,938      1,594        955        639
                         ---------    --------   --------   --------   --------
                           262,809     221,321     41,488     27,184     14,304
                         ---------    --------   --------   --------   --------
Operating Expenses
    Network Operations      50,669      35,887     14,782     11,245      3,537
    Customer Operations     35,948      31,595      4,353      2,666      1,687
    Corporate and Other     45,567      36,397      9,170      5,010      4,160
    Depreciation            53,558      47,141      6,417      3,702      2,715
    Amortization             4,031       2,788      1,243        282        961
                         ---------    --------   --------   --------   --------
                           189,773     153,808     35,965     22,905     13,060
                         ---------    --------   --------   --------   --------
Operating Income         $  73,036    $ 67,513   $  5,523   $  4,279   $  1,244
                         =========    ========   ========   ========   ========
Telephone Revenues as
  a Percent of Total
   Revenues                     38%         42%
Additions to Property,
  Plant and Equipment*   $  65,839    $ 72,463
Identifiable Assets     $1,022,439    $938,730

Companies                      100          95
Access Lines               422,000     385,000
Growth in access lines
    for nine months:
    Acquisitions            12,900      16,500
    Internal growth         16,600      12,300
Average monthly revenue
  per acccss line         $     72    $     68

* Includes (in thousands) $(8,907) and $(3,430), respectively, of unpaid amounts for current year additions less cash amounts paid in the current year for prior year additions.


        Operating revenues from telephone operations increased 19% ($41.5 million) in the first nine months of 1995 compared to 1994. The increase in revenues was primarily due to the effects of acquisitions, internal access line growth and recovery of increased costs of providing network access to long-distance providers. Acquisitions increased telephone revenues 12% ($27.2 million) in 1995. TDS has acquired five telephone companies serving 16,100 access lines since September 30, 1994. Telephone results of operations include the results of those companies acquired since their respective dates of acquisition.

        Local service revenues increased 16% ($9.8 million) in 1995 with acquisitions increasing such revenues 6% ($3.8 million). Internal access line growth and sales of custom-calling and other features increased revenues 7% ($4.1 million). Certain extended community calling

("ECC") revenues and extended area service revenues previously reported as network access revenues increased local service revenues 3% ($1.7 million).

        Network access and long-distance revenues increased 23% ($30.1 million) in 1995 with acquisitions increasing such revenues 17% ($22.4 million). These revenues increased 3% ($4.2 million) due to recovery of increased costs of providing access to long-distance carriers. Increased usage of the network generated 3% ($3.5 million) of additional network access and long-distance revenue. Settlements received from toll pools relating to prior years' activity increased these revenues 1% ($1.1 million). These revenues decreased 1% ($1.6 million) in 1995 as certain ECC revenues are now reported as local service revenues.

        Miscellaneous revenues increased 5% ($1.6 million) in 1995, with acquisitions increasing such revenues 3% ($1.0 million). Higher sales and leases of customer premise equipment increased these miscellaneous revenues 2% ($540,000).

        Operating expenses increased 23% ($36.0 million) in 1995. The effects of acquisitions increased expenses 15% ($22.9 million).

        Network operations expenses increased 41% ($14.8 million) with acquisitions increasing these expenses 31% ($11.2 million). Customer operations expenses increased 14% ($4.4 million) with acquisitions increasing such expenses 8% ($2.7 million). Corporate and other expenses increased 25% ($9.2 million) with acquisitions increasing such expenses 14% ($5.0 million). The remainder of the increases were due primarily to increases in wages, staffing levels and general inflation. Depreciation expense increased 14% ($6.4 million) with acquisitions increasing such expenses 8% ($3.7 million). The remaining increase was due primarily to increases in plant facilities.

        Operating income from telephone operations increased 8% ($5.5 million) in 1995, with acquisitions increasing such income 6% ($4.3 million). The telephone operating margin was 28% in 1995 compared to 31% in 1994. The 1995 operating margin was reduced to 28% by both the acquisition of a long-distance company in August of 1994 which produces lower margins than the local telephone operations and earnings pressures from regulatory agencies and long-distance providers. The operating margin in the remainder of 1995 is anticipated to continue to be lower than in 1994 for the same reasons.

RADIO PAGING OPERATIONS
                                              Nine Months Ended September 30,
                                              -------------------------------
                                               1995          1994        Change
                                               ----          ----        ------
                                 (Dollars in thousands, except per unit amounts)
Service Operations
    Revenue                                $ 69,212     $  56,451     $  12,761
                                           --------     ---------     ---------
    Costs and Expenses
        Cost of Services                     17,477        13,865         3,612
        Selling and Advertising              11,923         9,713         2,210
        General and Administrative           28,254        20,397         7,857
        Depreciation                         14,996        10,333         4,663
        Amortization                          2,917         1,822         1,095
                                           --------     ---------     ---------
                                             75,567        56,130        19,437
                                           --------     ---------     ---------
        Service Operating (Loss) Income      (6,355)          321        (6,676)
                                           --------     ---------     ---------
Equipment Sales
    Revenue                                  11,114        10,904           210
    Cost of Equipment Sold                   11,137        10,740           397
                                           --------     ---------     ---------
        Equipment Sales (Loss) Income           (23)          164          (187)
                                           --------     ---------     ---------
Operating (Loss) Income                    $ (6,378)    $     485     $  (6,863)
                                           ========     =========     =========

Radio Paging Revenues as a
    Percent of Total Revenues                    11%           13%
Additions to Property and Equipment*       $ 19,703     $  21,095
Identifiable Assets                        $152,841     $  81,596
Pagers in service                           776,900       578,400
Average monthly service revenue per unit   $     11     $      12
Transmitters in service                       1,012           888
Disconnect rate per month                       2.5%          2.7%
Marketing cost per net customer
  unit addition                            $    113     $      84

* Includes (in thousands) $(528) and $(1,227), respectively, of unpaid amounts for current year additions less cash amounts paid in the current year for prior year additions.

        Service revenues increased 23% ($12.8 million) in the first nine months of 1995 from 1994, primarily as a result of the 34% growth in the number of pagers in service. A net additional 198,500 pagers have been placed in service since September 30, 1994. However, a continuing shift toward lower revenue producing distribution channels such as resellers and retail stores as well as competitive factors has slowed service revenue growth. Average monthly service revenue per pager declined 12% to $11 in the first nine months of 1995 from $12 in the same period of 1994. Of the decline, 8% was due to a change in distribution channel mix and 4% was due to pricing declines within the distribution channels.

        Service operating expenses increased 35% ($19.4 million) in 1995 from 1994, primarily to serve the expanded customer base as well as to increase system capacity and geographic coverage. APP also recorded $2.2 million in restructure charges related to the planned consolidation of the administrative functions of its 17 operating centers into one location which is expected to continue into 1996. The expense includes charges related to the subleasing excess office space it will be vacating, employee severance and related costs and accelerated depreciation charges. Cost of services increased 26% ($3.6 million) in 1995 reflecting the additional costs of providing service to the increased customer base as well as the costs of upgrading and expanding the systems to improve system reliability and coverage ($3.0 million). APP's transmitters in service increased to 1,012 at September 30, 1995 from 888 at September 30, 1994. Selling and advertising expense increased 23% ($2.2 million) in 1995 over 1994 primarily to support reseller and direct marketing programs which failed to produce planned customer growth. General and administrative expense increased 39% ($7.9 million) due primarily to increases in general office expenses and employee-related expenses to support the increased customer base ($3.5 million), bad debt expenses ($1.5 million) and a portion of the restructure charges ($1.8 million). Depreciation charges increased 45% ($4.7 million) in 1995 reflecting increase due to the increased investment in pagers and related equipment, an increase of approximately $1.7 million in depreciation expense due to the change in depreciable lives of pagers and transmitters that occurred July 1, 1994, and $450,000 of accelerated depreciation on certain assets to be removed from service as a result of the restructuring.

        Operating loss was $6.4 million in 1995 compared to operating income of $485,000 in 1994. The decrease in operating results reflects i) a continuing decline in average monthly service revenue per unit and ii) increased operating expenses due to the growth in customers, efforts to expand the customer base, the restructuring charges, increased bad debts from the consumer market and increased depreciation charges. Management expects slower unit and revenue growth through the initial stages of the restructuring period as a result of refocusing the sales force on direct sales and the retraining of customer service representatives.

        Net loss from radio paging operations totalled $9.6 million in 1995 compared with $351,000 in 1994. The 1995 increase relates to the increase in operating loss and the increase in APP's interest expense of $3.9 million, the majority of which is related to borrowings for the purchase of five narrowband PCS licenses.

PARENT AND SERVICE COMPANY OPERATIONS

        Other income, net includes the gross income of TDS's computer, printing and other service companies and costs of corporate operations including APT.

                                                            Nine Months Ended
                                                               September 30,
                                                            ------------------
                                                             1995         1994
                                                             ----         ----
                                                          (Dollars in thousands)

Additions to Property and Equipment*                       $  9,489      $ 5,716
Identifiable Assets**                                      $391,362      $81,702


* Includes (in thousands) $239 and $(175), respectively, of unpaid amounts for current year additions less cash amounts paid in the current year for prior year additions.
** Includes PCS license cost of $295.7 million in 1995.


Three Months Ended 9/30/95 Compared to Three Months Ended 9/30/94

CONSOLIDATED

        Operating revenues grew 33% ($63.4 million) in the third quarter of 1995 primarily as a result of the growth in customers served. Operating expenses rose 34% ($55.1 million) in 1995 as a result of the continued rapid growth in USM's operations and the steady growth in TDS Telecom's and APP's operations. Operating income increased 26% to $40.6 million in the third quarter of 1995 from $32.3 million in 1994. The increase in operating income principally reflects improved operating results in the cellular telephone business unit.

                                              Three Months Ended September 30,
                                              --------------------------------
                                              1995          1994        Change
                                              ----          ----        ------
                                                   (Dollars in thousands)
CONSOLIDATED OPERATING INCOME
    Cellular Telephone Operations          $ 17,967      $ 11,095      $  6,872
    Telephone Operations                     24,932        21,941         2,991
    Radio Paging Operations                  (2,339)         (733)       (1,606)
                                           --------      --------      --------
                                           $ 40,560      $ 32,303      $  8,257
                                           ========      ========      ========
Operating Margins:
    Cellular Telephone*                          13%           13%
    Telephone                                    28%           27%
    Radio Paging*                               (10%)          (4)%

* Computed on Service Revenues

        Investment and other income increased $38.4 million in the third quarter of 1995 over 1994. Cellular investment income increased 26% ($2.3 million), reflecting improvement in USM's equity-method markets managed by others. Gain on sale of cellular interests and other investments was $43.4 million in the third quarter of 1995. Minority share of income increased $4.4 million as shown in the table below.

        Minority share of income includes (a) the minority shareholders' share of USM's net income (b) the minority partners' share of income or loss of the cellular markets majority-owned by USM, (c) the minority shareholders' share of income of a telephone company majority-owned by TDS and (d) the minority shareholders' share of APP's loss.

MINORITY SHARE OF (INCOME) LOSS
                                               Three Months Ended September 30,
                                               --------------------------------
                                                1995       1994      Change
                                                ----       ----      ------
                                                   (Dollars in thousands)
    United States Cellular
        Minority Shareholders' Share          $(6,185)   $(2,000)   $(4,185)
        Minority Partners' Share               (1,950)    (1,366)      (584)
                                              -------    -------    -------
                                               (8,135)    (3,366)    (4,769)
    TDS Telecom                                  (695)      (244)      (451)
    American Paging                               865       --          865
                                              -------    -------    -------
                                              $(7,965)   $(3,610)   $(4,355)
                                              =======    =======    =======

        Interest expense increased 20% ($2.1 million) in 1995, primarily reflecting increases in long-term and short-term debt. Interest expense would have been greater but, the Company capitalized interest on the debt incurred to finance the broadband PCS licenses of APT. As of September 30, 1995, TDS has capitalized a total of $6.5 million of interest charges on debt with an average interest rate of approximately 7.4%. Income tax expense increased 142% ($19.6 million) in 1995 compared with 1994 as pretax income increased. The effective income tax rate was 44% in the third quarter of 1995 and 1994.

        Net income increased to $42.6 million in the third quarter of 1995 from $17.6 million in 1994. Earnings per common share were $.72 in 1995 and $.31 in 1994. The weighted average number of common shares outstanding increased 9% in 1995. On a comparable basis, excluding nonrecurring and unusual items, net income available to common increased 25% to $21.3 million and earnings per share rose 16% to $.36.


CELLULAR TELEPHONE OPERATIONS
                                             Three Months Ended September 30,
                                             --------------------------------
                                                1995         1994        Change
                                                ----         ----        ------
                                                    (Dollars in thousands)
Operating Revenues
    Service                                   $134,554      $86,675      $47,879
    Equipment Sales                              4,013        3,251          762
                                              --------      -------      -------
                                               138,567       89,926       48,641
                                              --------      -------      -------
Operating Expenses
    System Operations                           21,972       12,086        9,886
    Marketing and Selling                       25,571       16,058        9,513
    Cost of Equipment Sold                      14,356        8,826        5,530
    General and Administrative                  35,131       25,052       10,079
    Depreciation                                15,143       10,050        5,093
    Amortization                                 8,427        6,759        1,668
                                              --------      -------      -------
                                               120,600       78,831       41,769
                                              --------      -------      -------
Operating Income                              $ 17,967      $11,095      $ 6,872
                                              ========      =======      =======

        Operating revenues increased 54% ($48.6 million) in the third quarter of 1995. The revenue increase is primarily the result of 70% customer growth in the systems serving USM's majority-owned and managed markets, growth in roamer revenues and the effects of acquisitions. Average monthly service revenue per customer declined to $77 in 1995 from $83 in 1994. Monthly local minutes of use averaged 97 in the third quarter of 1995 compared to 99 in 1994. Revenues from local customers' usage of USM's systems increased 63% ($30.8 million) in 1995 primarily due to the increased number of customers served. Inbound roaming revenues increased 47% ($14.1 million) in 1995. The increase in inbound roaming revenues is primarily due to the increased number of other carriers' customers using USM's systems and the growth in the number of cell sites within those systems. Long-distance revenues increased 54% ($3.6 million) as the volume of long-distance calls billed by USM increased.

        Equipment sales revenue reflects the sale of 72,500 and 35,100 cellular telephone units in 1995 and 1994, respectively. The average revenue per telephone unit sold was $55 in 1995 compared to $93 in 1994.

        Operating expenses increased 53% ($41.8 million) in the third quarter of 1995 for reasons generally the same as for the first nine months.

        Operating income was $18.0 million in 1995 compared to $11.1 million in 1994. Operating margin on service revenues remained relatively stable at 13%. The improvement in operating income was primarily due to increased revenues from growth in the number of customers served, partially offset by the costs associated with the growth of USM's operations and the addition of new markets.

        Cellular investment income increased 26% ($2.3 million) in the third quarter of 1995, due to improved results in markets managed by others.

        Net income from cellular telephone operations was $26.1 million in 1995 compared to $8.9 million in 1994. Net income from cellular telephone operations excludes the USM minority shareholders' share of such income. USM is included in a consolidated federal income tax return with other members of the TDS consolidated group. Under a tax allocation agreement between TDS and USM, TDS does not reimburse USM currently for income tax benefits and credits. Instead, such benefits and credits are carried forward until they can be used by USM.

TELEPHONE OPERATIONS
                                        Three Months Ended September 30,
                                        --------------------------------
                                                         Change      Change
                                                         Due To     Excluding
                              1995     1994    Change Acquisitions Acquisitions
                              ----     ----    ------ ------------ ------------
                                             (Dollars in thousands)
Operating Revenues
    Local Service          $ 24,070   $21,213  $ 2,857    $ 1,100     $ 1,757
    Network Access and
        Long-Distance        55,515    48,372    7,143      4,345       2,798
    Miscellaneous            10,813    10,388      425        348          77
                             ------    ------  -------    -------     -------
                             90,398    79,973   10,425      5,793       4,632
Operating Expenses           ------   -------  -------    -------     -------
    Network Operations       17,831    14,187    3,644      2,025       1,619
    Customer Operations      11,927    11,311      616        678         (62)
    Corporate and Other      16,214    13,700    2,514      1,271       1,243
    Depreciation             18,098    17,845      253        857        (604)
    Amortization              1,396       989      407         44         363
                            -------   -------  -------    -------     -------
                             65,466    58,032    7,434      4,875       2,559
                            -------   -------  -------    -------     -------
Operating Income            $24,932   $21,941  $ 2,991    $   918     $ 2,073
                            =======   =======  =======    =======     =======

        Operating revenues from telephone operations increased 13% ($10.4 million) in the third quarter of 1995 compared to 1994. The increase in revenues was primarily due to the effects of acquisitions, internal access line growth, recovery of increased costs of providing network access and sales of custom-calling and other features. Local service revenues increased 13% ($2.9 million) in 1995, network access and long-distance revenues increased 15% ($7.1 million), and miscellaneous revenues increased 4% ($425,000) for reasons generally the same as for the first nine months. Operating expenses increased 13% ($7.4 million) in 1995, for reasons generally the same as for the first nine months.


RADIO PAGING OPERATIONS
                                               Three Months Ended September 30,
                                               --------------------------------
                                                 1995          1994      Change
                                                 ----          ----      ------
                                                      (Dollars in thousands)
Service Operations
    Revenues                                  $  24,109    $ 19,488    $  4,621
                                              ---------    --------    --------
    Costs and Expenses
        Cost of Services                          6,052       5,196         856
        Selling and Advertising                   3,472       3,615        (143)
        General and Administrative               10,171       6,913       3,258
        Depreciation                              5,608       3,971       1,637
        Amortization                              1,021         618         403
                                              ---------    --------    --------
                                                 26,324      20,313       6,011
                                              ---------    --------    ---------
        Service Operating Loss                   (2,215)       (825)     (1,390)
                                              ---------    --------    --------
Equipment Sales
    Revenue                                       3,434       3,718        (284)
    Cost of Equipment Sold                        3,558       3,626         (68)
                                               --------    --------    --------
        Equipment Sales (Loss) Income              (124)         92        (216)
                                               --------    --------    --------
Operating                                      $ (2,339)   $   (733)   $ (1,606)
                                               ========    ========    ========

        Service revenues increased 24% ($4.6 million) in the third quarter of 1995 from 1994, primarily as a result of the 34% growth in the number of pagers in service. Service operating expenses increased 30% ($6.0 million) in 1995 from 1994, $2.2 million of which was due to the restructuring charges recorded in the third quarter. The remaining increase is primarily due to the same reasons as the first nine months. Operating loss was $2.3 million in 1995 compared to $733,000 in 1994. Net loss from radio paging operations totalled $4.0 million in 1995 compared to $573,000 in 1994.

FINANCIAL RESOURCES AND LIQUIDITY

        Cash flows from operating activities totalled $159.1 million in the first nine months of 1995 compared to $158.3 million in 1994. Consolidated operating cash flow (operating income plus depreciation and amortization) totalled $243.3 million in 1995 compared to $192.8 million in 1994. The 26% increase in operating cash flow reflects primarily improved operating cash flow in cellular telephone operations.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                             1995          1994        Change
                                             ----          ----        ------
                                                   (Dollars in thousands)
OPERATING CASH FLOW
    Cellular Telephone Operations          $101,158    $ 62,732    $ 38,426
    Telephone Operations                    130,625     117,442      13,183
    Radio Paging Operations                  11,535      12,640      (1,105)
                                           --------    --------    --------
                                           $243,318    $192,814    $ 50,504
                                           ========    ========    ========

        Cash flows from other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $84.2 million in the first nine months of 1995 compared to $34.5 million in the first nine months of 1994.

        Cash flows from financing activities totalled $342.7 million in the first nine months of 1995 compared to $107.1 million in 1994. Long-term borrowings, primarily the convertible debt financing completed at USM and USM's vendor financing arrangements used to construct cell sites, provided most of the Company's external financial requirements during the first nine months of 1995. Sales of common stock by TDS and APP and short-term borrowings provided most of the Company's external financing requirements during the first nine months of 1994. TDS has used short-term debt to finance its cellular telephone and radio paging operations, for acquisitions and for general corporate purposes. Proceeds from the sale of long-term debt and equity securities from time to time have retired such short-term debt.

        Cash flows from investing activities required cash of $476.4 million in the first nine months of 1995 compared to $260.3 million in 1994. In the first nine months of 1995, $319.0 million was paid for the acquisition and development of broadband and narrowband PCS licenses. The remaining cash requirements primarily consisted of additions to property, plant and equipment and acquisitions offset somewhat by the proceeds on the sale of non-strategic cellular assets.

        PCS Development

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

        TDS plans to finance APT's 1995 and 1996 capital and operating expenditures using a variety of resources, including, but not limited to, internally generated cash, vendor financing and equity investors in APT. USM recently received approximately $221 million in net proceeds from the sale of convertible debt securities, of which $208.4 million was used to repay its borrowings from TDS. TDS and USM have also arranged sales of non-strategic cellular and other assets involving estimated total proceeds of more than $175 million, of which approximately $145 million have been completed. In addition, TDS has a $300 million short-term credit facility to provide the interim funding needed until the long-term funding activities mentioned above are completed.

        APP was the successful bidder in 1994 for five regional narrowband PCS licenses, providing equivalent coverage to that of a nationwide license, at auction by the Federal Communications Commission ("FCC"). APP's bids for the licenses, aggregating $53.6 million, have been paid. APP is currently evaluating several uses for the licenses. APP does not intend to begin deploying PCS services until 1996 and does not believe that it will incur significant additional capital spending in 1995 related to these licenses. However, significant funds will be required when APP begins expanding its infrastructure to accommodate the services that these licenses will allow.

        Property, Plant and Equipment

        Additions to cellular telephone plant and equipment totalled $162.1 million for the first nine months of 1995. Management expects such cellular telephone expenditures during 1995 to total about $180 million for enhancements of existing majority-owned systems and for the construction of switching offices and cell sites. These additions will be financed by a combination of internally generated cash flow, the Company's short-term bank financing and vendor financing.

        Additions to telephone plant and equipment totalled $65.8 million for the first nine months of 1995. Management expects that plant and equipment additions will total about $110 million in 1995, exclusive of acquisitions. This construction budget includes $37 million for new digital switches and $54 million for outside plant upgrades such as the installation of fiber optic cables. The Company plans to finance its telephone construction programs primarily using internally generated funds supplemented by long-term financing obtained under federal government programs.

        Additions to radio paging property and equipment totalled $19.7 million for the first nine months of 1995. Management expects that such property and equipment additions will total about $30 million in 1995, primarily for the purchase of pagers. The Company's short-term bank financing along with radio paging operations' internally generated cash will finance these property additions.

        Other fixed asset additions totalled $9.5 million for the first nine months of 1995. Management expects that these additions will total about $25 million in 1995 and will be financed primarily using short-term bank notes along with internally generated cash.

        Acquisitions and Divestitures

        Cash flows used for acquisitions, net of cash acquired, totalled $48.9 million in the first nine months of 1995 compared to $25.3 million in 1994. During the first nine months of 1995, TDS purchased controlling interests in ten cellular markets and several minority cellular interests representing a total of
1.4 million population equivalents and four telephone companies. The aggregate consideration for the acquisitions completed in 1995 was $179.1 million, consisting of 2.8 million TDS Common Shares ($121.9 million), $44.6 million in cash and 417,000 USM Common Shares ($12.6 million).

        TDS's acquisition program may require external financing during the remainder of 1995. TDS and APP had agreements pending at September 30, 1995, to acquire controlling interests in two telephone companies and one paging company, respectively. At September 30, 1995, USM had agreements pending to acquire a controlling interest in one market and to exchange a controlling interest in one market for a controlling interest in another market. Any cellular interests acquired by TDS are expected to be assigned to USM, and at the time this occurs USM will reimburse TDS for TDS's consideration delivered and costs incurred in such acquisitions in the form of USM Common Shares, notes payable and cash.

        USM sold its majority interests in five markets, its minority interests in four markets and various marketable securities while TDS Telecom sold two minority interests held by one of its telephone subsidiaries and various marketable securities for aggregate cash proceeds of $147.6 million.

          At September 30, 1995, USM had agreements pending to divest controlling interests in six other markets and to settle litigation related to an investment interest which was divested earlier in 1995. Pursuant to the divestiture agreements, USM will divest 612,000 population equivalents and receive $104.7 million in cash. Management believes the acquisitions and exchanges currently pending will enhance USM's clustering strategy by divesting markets which are less strategic for cash or markets which add to its current clusters. All of the pending exchange, acquisition, divestiture and litigation settlement agreements discussed above are expected to be completed by mid-1996. Certain of the divestitures and the litigation settlement will generate substantial gains for book and tax purposes.

         TDS and USM continue to assess the makeup of its cellular holdings in order to maximize the benefits derived from clustering its markets. As the number of opportunities for outright acquisitions has decreased and as USM's clusters have grown to realize greater economies of scale, USM's focus has shifted toward exchanges and divestitures of managed and investment interests. TDS and APP are also currently negotiating agreements for the acquisition of additional telephone and paging companies, respectively.

         Liquidity. Management believes that TDS has adequate internal and external resources to finance its business development, construction and acquisition programs. TDS and its subsidiaries had unrestricted cash and temporary investments totalling $74.5 million and longer-term investments totalling $61.3 million at September 30, 1995. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries' debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

        TDS and its subsidiaries had $468.0 million of bank lines of credit for general corporate purposes at September 30, 1995, $443.0 million of which were committed. Unused amounts of such lines totalled $323.4 million, $298.4 million of which were committed. Such bank lines of credit include a one-year $300 million revolving credit agreement dated May 19, 1995. The outstanding balance on this agreement bears interest at the Eurodollar Rate plus .32%. As of September 30, 1995, $177 million was unused and available under this agreement. The remaining line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

        TDS and USM also have access to debt and equity capital markets, including shelf registration statements to issue common stock and preferred stock for acquisitions. TDS's shelf registration statement for Common Shares for acquisitions had approximately 1.1 million unissued shares at September 30, 1995. TDS increases this shelf registration from time to time as needs warrant. TDS has a universal shelf registration statement which may be used from time to time to issue debt securities and/or Common Shares for cash. At September 30, 1995, $238.4 million remained unused on the universal shelf. The unused amount may be used for debt or equity security issuances including the sale of debt under TDS's $150 million Series C Medium-Term Note Program, of which $110.8 million was unused at September 30, 1995.

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

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                ----------------------------------------------
                                   1995        1994        1995          1994
                                ---------------------------------------------
                               (Dollars in thousands, except per share amounts)
OPERATING REVENUES
  Cellular telephone          $ 138,567    $  89,926    $ 355,439    $ 236,816
  Telephone                      90,398       79,973      262,809      221,321
  Radio paging                   27,543       23,206       80,326       67,355
                              ---------    ---------    ---------    ---------
                                256,508      193,105      698,574      525,492
                              ---------    ---------    ---------    ---------
OPERATING EXPENSES
  Cellular telephone            120,600       78,831      318,556      221,202
  Telephone                      65,466       58,032      189,773      153,808
  Radio paging                   29,882       23,939       86,704       66,870
                              ---------    ---------    ---------    ---------
                                215,948      160,802      595,033      441,880
                              ---------    ---------    ---------    ---------

OPERATING INCOME                 40,560       32,303      103,541       83,612
                               --------    ---------    ---------    ---------
INVESTMENT AND OTHER INCOME
  Interest and dividend
    income                        3,998        3,148        9,803        7,652
  Minority share of income       (7,965)      (3,610)     (20,420)      (7,495)
  Cellular investment income,
    net of license cost
    amortization                 11,117        8,818       29,083       19,702
  Gain on sale of cellular
    interests and other
    investments                  43,375         --         79,749           --
  Other income (expense), net    (2,900)         879       (4,763)         588
                                -------     --------     --------    ---------
                                 47,625        9,235       93,452       20,447
                                -------     --------     --------    ---------
INCOME BEFORE INTEREST
  AND INCOME TAXES               88,185       41,538      196,993      104,059
Interest expense                 12,121       10,067       39,191       28,760
                                -------     --------     --------    ---------
INCOME BEFORE INCOME TAXES       76,064       31,471      157,802       75,299
Income tax expense               33,468       13,848       69,433       33,132
                                -------     --------     --------    ---------
NET INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGE                         42,596       17,623       88,369       42,167
Cumulative effect of accounting
  change                             --           --           --         (723)
                                 ------     --------     --------    ---------
NET INCOME                       42,596       17,623       88,369       41,444
Preferred Dividend Requirement     (258)        (457)      (1,453)      (1,733)
                                -------     --------     --------    ---------
NET INCOME AVAILABLE TO
  COMMON                        $42,338    $  17,166    $  86,916    $  39,711
                                =======    =========    =========    =========
WEIGHTED AVERAGE COMMON
  SHARES (000s)                  59,038       54,282       58,191       53,121

EARNINGS PER COMMON SHARE:
  Before cumulative effect
   of accounting change       $     .72    $     .31    $    1.49    $     .75
  Cumulative effect of
   accounting change                 --           --           --         (.01)
                              ---------    ---------    ---------    ---------
  Net Income                  $     .72    $     .31    $    1.49    $     .74
                              =========    =========    =========    =========
DIVIDENDS PER COMMON AND
  SERIES A COMMON SHARE       $    .095    $     .09    $    .285    $     .27
                              =========    =========    =========    =========

     The  accompanying  notes to consolidated financial  statements  are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                                            Nine Months Ended
                                                               September 30,
                                                            ------------------
                                                          1995            1994
                                                          ----            ----
                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                          $  88,369     $  41,444
    Add (Deduct) adjustments to reconcile net income
        to net cash provided by operating activities
           Cumulative effect of accounting changes             --           723
           Depreciation and amortization                  148,441       117,061
           Deferred taxes                                  15,930        14,155
           Investment income                              (30,937)      (22,549)
           Minority share of income                        20,420         7,495
           Gain on sale of cellular interests and
              other investments                           (79,749)           --
           Other noncash expense                           14,188         4,220
           Change in accounts receivable                  (32,439)      (20,968)
           Change in accounts payable                      (7,990)        7,341
           Change in accrued taxes                         24,516         4,808
           Change in other assets and liabilities          (1,686)        4,577
                                                       ----------     ---------
                                                          159,063       158,307
                                                       ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Long-term debt borrowings                             333,174         8,994
    Repayments of long-term debt                          (24,246)      (22,837)
    Change in notes payable                                44,629        73,600
    Common stock issued                                     6,346         8,366
    Minority partner capital contributions
       (distributions)                                        373         9,458
    Redemption of preferred stock                            (534)         (268)
    Dividends paid                                        (17,942)      (15,483)
    Sale of stock by a subsidiary                             915        45,253
                                                       ----------     ---------
                                                          342,715       107,083
                                                       ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment           (267,647)     (221,239)
    Investments in and advances to cellular
        minority partnerships                              (8,726)      (17,274)
    Distributions from partnerships                         7,616        12,647
    Investments in PCS licenses                          (318,963)           --
    Proceeds from investment sales                        152,387            --
    Other investments                                      12,187        (8,355)
    Acquisitions, excluding cash acquired                 (48,859)      (25,252)
    Change in temporary investments                        (4,414)         (844)
                                                       ----------     ---------
                                                         (476,419)     (260,317)
                                                       ----------     ---------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                         25,359         5,073
CASH AND CASH EQUIVALENTS -
    Beginning of period                                    24,733        55,666
                                                       ----------     ---------
    End of period                                      $   50,092     $  60,739
                                                       ==========     =========

             The accompanying notes to consolidated financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                               (Unaudited)
                                           September 30, 1995  December 31, 1994
                                           -------------------------------------
                                                     (Dollars in thousands)
CURRENT ASSETS
    Cash and cash equivalents                  $   50,092          $   24,733
    Temporary investments                          24,395              19,833
    Accounts receivable from customers
        and others                                145,776             110,266
    Materials and supplies, at average cost,
        and other current assets                   34,691              31,086
                                               ----------          ----------
                                                  254,954             185,918
                                               ----------          ----------

INVESTMENTS
    Cellular limited partnership interests        143,237             111,733
    Cellular license acquisition costs, net       108,352              94,470
    PCS license acquisition costs                 350,567              74,501
    Marketable equity securities                      735              25,604
    Marketable non-equity securities               60,531              71,314
    Other                                          62,398              60,806
                                                ---------          ----------
                                                  725,820             438,428
                                                ---------          ----------

PROPERTY, PLANT AND EQUIPMENT
    Cellular telephone plant and
        license costs, net                      1,476,050           1,289,837
    Telephone plant and franchise costs, net      807,024             760,221
    Radio paging, net                              74,063              70,817
    Other, net                                     35,067              32,700
                                                ---------          ----------
                                                2,392,204           2,153,575
                                                ---------          ----------

OTHER ASSETS AND DEFERRED CHARGES                  27,648              12,206
                                                ---------          ----------
                                               $3,400,626          $2,790,127
                                               ==========          ==========


            The accompanying notes to consolidated financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                            (Unaudited)
                                         September 30, 1995  December 31, 1994
                                         ------------------  -----------------
                                                   (Dollars in thousands)
CURRENT LIABILITIES
    Current portion of long-term debt
        and preferred shares                 $   34,477            $   37,447
    Notes payable                               147,264                98,608
    Accounts payable                             97,418               112,967
    Due to FCC-PCS licenses                          --                42,897
    Advance billings and customer deposits       24,421                20,898
    Accrued interest                              6,719                10,054
    Accrued taxes                                31,611                 3,894
    Other current liabilities                    31,056                19,419
                                             ----------            ----------
                                                372,966               346,184
                                             ----------            ----------

DEFERRED LIABILITIES AND CREDITS                134,390               119,076
                                             ----------            ----------
LONG-TERM DEBT, excluding current portion       874,086               536,509
                                             ----------            ----------
REDEEMABLE PREFERRED SHARES,
    excluding current portion                     1,664                13,209
                                             ----------            ----------
MINORITY INTEREST in subsidiaries               320,985               272,292
                                             ----------            ----------
NONREDEEMABLE PREFERRED SHARES                   30,010                29,819
                                              ----------           ----------
COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $1 per share          50,948                47,938
  Series A Common Shares, par value
     $1 per share                                 6,888                 6,887
  Common Shares issuable (31,431 and
     41,908 shares, respectively)                 1,496                 1,995
  Capital in excess of par value              1,409,345             1,288,453
  Retained earnings                             197,848               127,765
                                             ----------            ----------
                                              1,666,525             1,473,038
                                             ----------            ----------

                                             $3,400,626            $2,790,127
                                             ==========            ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.
                                      -25-

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the nine months ended September 30, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.

2. Earnings per Common Share were computed by dividing Net Income Available to Common by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common stock equivalents at September 30, 1995, consist of dilutive Common Share options.

3. Assuming that acquisitions accounted for as purchases during the period January 1, 1994, to September 30, 1995, had taken place on January 1, 1994, unaudited pro forma results of operations from continuing operations would have been as follows:

                                                         Nine Months Ended
                                                            September 30,
                                                         ------------------
                                                        1995            1994
                                                        ----            ----
                                                   (Dollars in thousands,except
                                                         per share amounts)

      Operating revenues                             $ 721,943       $ 602,763
      Net income before
         cumulative effect of
         accounting change                              75,287          25,792
      Earnings per share before
         cumulative effect of
         accounting change                           $    1.26       $     .41


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

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      TDS acquired certain cellular licenses and operating companies in 1995 and 1994. TDS also acquired four telephone companies during the first nine months of 1995. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed, and Common Shares and Preferred Shares issued.

                                                        Nine Months Ended
                                                           September 30,
                                                      --------------------
                                                      1995            1994
                                                      ----            ----
                                                     (Dollars in thousands)

      Property, plant and equipment                $  77,696        $  68,021
      Cellular licenses                              119,364          142,341
      Decrease in equity method
         investment in cellular interests                (19)          (6,207)
      Long-term debt                                  (8,933)         (21,931)
      Deferred credits                                  (214)          (5,478)
      Other assets and liabilities,
         excluding cash and cash equivalents          (2,618)           5,447
      Minority interest                               (1,912)             621
      Common Shares issued and issuable             (121,864)        (156,283)
      USM Stock issued and issuable                  (12,641)          (1,279)
                                                   ---------        ---------
      Decrease in cash due to acquisitions         $  48,859        $  25,252
                                                   =========        =========

      The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------
                                                         1995         1994
                                                         ----         ----
                                                        (Dollars in thousands)

      Interest paid                                   $  42,351      $  33,748
      Income taxes paid                                  27,629         13,288
      Common Shares issued by TDS and Subsidiary
         for conversion of TDS Preferred Stock        $  13,653      $     411

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.    Gain on Sale of Cellular Interests and Other Investments
      The gains in 1995 reflect the sales of minority- and majority-owned cellular interests and other investments as follows: (a) USM recognized $77.7 million on the sales of non- strategic cellular interests. USM sold its majority interests in five markets, its minority interests in four markets and an equity investment during the first nine months of 1995. (b) TDS Telecom recognized $2.1 million on the sales of marketable equity securities and two minority cellular interests held by one of its telephone subsidiaries.

6.    Capitalized Interest
      During the third quarter, the Company began capitalizing interest as a component of the cost of readying its broadband PCS licenses for use. Total interest capitalized during the period was $6.5 million.

7.    Contingencies
      The Company's material contingencies as of September 30, 1995, include the collectibility of a $5.5 million note receivable under a long-term financing agreement with a cellular company and a $9.9 million standby letter of credit in support of a bank loan to an entity minority-owned by the Company. For further discussion of these contingencies, see Note 14 of Notes to Consolidated Financial Statements included in the Company's 1994 Report on Form 10-K for the year ended December 31, 1994.

                             PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

      La Star and Wisconsin RSA 8 Applications. On September 28, 1995, TDS and USM announced that on September 27, 1995, a FCC administrative law judge found both companies fully qualified to be FCC licensees. The decision favorably resolves candor issues raised in the La Star and Wisconsin RSA 8 matters. A copy of the news release was filed under cover of Form 8-K on October 3, 1995.


Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibit 11 - Computation of earnings per common share.

      (b)  Exhibit 12 - Statement regarding computation of ratios.

      (c)  Exhibit 27 - Financial Data Schedule

      (d) Exhibit 99.1 - Unaudited Consolidated Statements of Income for the Twelve Months Ended September 30, 1995 and 1994.

      (e) Reports on Form 8-K filed during the quarter ended September 30, 1995:

           No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TELEPHONE AND DATA SYSTEMS, INC.
                                   (Registrant)





Date   November 10, 1995                     /s/ MURRAY L. SWANSON
     ---------------------                   -----------------------------------
                                             Murray L. Swanson,
                                             Executive Vice President-Finance




Date   November 10, 1995                     /s/ GREGORY J. WILKINSON
     --------------------                    ----------------------------------
                                             Gregory J. Wilkinson,
                                             Vice President and Controller
                                             (Principal Accounting Officer)