Form 10-K405
period 1995-12-31
TELEPHONE & DATA SYSTEMS INC
filed 1996-03-22
CIK 96966

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___X___

    As of February 29, 1996, the aggregate market values of the registrant's Common Shares, Series A Common Shares and Preferred Shares held by nonaffiliates were approximately $2.4 billion, $14.5 million and $48.1 million, respectively. The closing price of the Common Shares on February 29, 1996, was $46.125 , as reported by the American Stock Exchange. Because no market exists for the Series A Common Shares and Preferred Shares, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares were initially issued by the registrant in exchange for Common Shares on a one-for-one basis and are convertible on a share-for-share basis into Common Shares, (ii) each nonconvertible Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each convertible Preferred Share has a value of $46.125 times the number of Common Shares into which it was convertible on February 29, 1996.

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 1996, is 52,576,779 Common Shares, $1 par value, and 6,893,101 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1995 Annual Report to Shareholders, and of the registrant's Notice of Annual Meeting and Proxy
Statement for its Annual Meeting of Shareholders to be held May 17, 1996, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Part II of this report.

--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                   PAGE NUMBER
                                                                 OR REFERENCE(1)
                                                                 ---------------
Item  1.  Business.............................................           3
Item  2.  Properties...........................................          40
Item  3.  Legal Proceedings....................................          40
Item  4.  Submission of Matters to a Vote of Security
            Holders............................................          40
Item  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters................................          41     (2)
Item  6.  Selected Financial Data..............................          41     (3)
Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................          41     (4)
Item  8.  Financial Statements and Supplementary Data..........          41     (5)
Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure................          41
Item 10.  Directors and Executive Officers of the Registrant...          42     (6)
Item 11.  Executive Compensation...............................          42     (7)
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.........................................          42     (8)
Item 13.  Certain Relationships and Related Transactions.......          42     (9)
Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K........................................          43

---------
(1) Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 1995 ("Annual Report"), and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders, to be held on May 17, 1996 (the "Proxy Statement").

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

(6) Proxy Statement sections entitled "Election of Directors" and "Executive Officers."

(7) Proxy Statement section entitled "Executive Compensation," except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

(8) Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management."

(9)  Proxy   Statement  section  entitled  "Certain  Relationships  and  Related
     Transactions."

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

TELEPHONE AND DATA SYSTEMS, INC.
30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602                          [LOGO]
TELEPHONE (312) 630-1900

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

    Telephone and Data Systems, Inc. (the "Company" or "TDS"), is a diversified telecommunications service company with cellular telephone, local telephone and radio paging operations and developing personal communications services operations. At December 31, 1995, the Company served approximately 1.9 million customer units in 37 states, including 710,000 cellular telephones, 425,900 telephone access lines and 784,500 pagers. For the year ended December 31, 1995, cellular operations provided 52% of the Company's consolidated revenues; telephone operations provided 37%; and paging operations provided 11%. The Company's business development strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other telecommunications businesses that management believes will utilize the Company's expertise in customer-based telecommunications services.

    The Company conducts substantially all of its cellular operations through its 80.8%-owned subsidiary, United States Cellular Corporation [AMEX: "USM"]. USM provides cellular telephone service to 710,000 customers through 137 majority-owned and managed ("consolidated") cellular systems serving approximately 17% of the geography and approximately 8% of the population of the United States. Since 1985, when the Company began providing cellular service in Knoxville, Tennessee, the Company has expanded its cellular networks and customer service operations to cover 147 markets in 29 states as of December 31, 1995. In total, the Company now operates nine market clusters, of which five have a total population of more than two million, and each of which has a total population of more than one million, plus other unclustered markets. Overall, 83% of the Company's 24.5 million population equivalents are in markets which are or will be consolidated, 1% are in managed but not consolidated markets and 16% are in markets in which the Company holds an investment interest.

    The Company conducts substantially all of its telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom"). TDS Telecom currently operates 100 telephone companies serving 425,900 access lines in 28 states. TDS Telecom is expanding by offering additional lines of telecommunications products and services to existing customers and through the selective acquisition of local exchange telephone companies serving rural and suburban areas. TDS Telecom has acquired 24 telephone companies and divested one telephone company since the beginning of 1991. These net acquisitions added 73,100 access lines during this five-year period, while internal growth added 74,100 lines.

    The Company conducts substantially all of its radio paging operations through its 82.3%-owned subsidiary, American Paging, Inc. [AMEX: "APP"]. APP offers radio paging and related services through its subsidiaries. Since the beginning of 1991, the number of pagers in service increased from 201,200 to 784,500 at December 31, 1995, primarily from internal growth. APP provides service through 38 sales and service operating centers in 14 states and the District of Columbia. APP's service areas cover a total population of approximately 75 million.

    The Company conducts substantially all of its broadband personal communications services operations through its wholly owned subsidiary, American Portable Telecom, Inc. ("APT"). In March 1995, APT was the successful bidder for eight broadband PCS licenses. The six primary 30 megahertz PCS licenses that are being developed cover the Major Trading Areas of Minneapolis,

Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus, and account for 27.3 million population equivalents. APT has entered into a definitive agreement to sell its license covering the Guam MTA, subject to FCC approval, and is pursuing a sale of its license for the Alaska MTA with several interested parties. On February 20, 1996, APT filed a registration statement for an initial public offering of 11.0 million of its Common Shares. If the initial public offering is completed as currently planned, TDS will own approximately 84% of the equity of APT upon completion of the offering (assuming the Underwriters' over-allotment option to purchase 1,650,000 additional common shares is not exercised).

    The Company was incorporated in Iowa in 1968. The Company's executive offices are located at 30 North LaSalle Street, Chicago, Illinois 60602. Its telephone number is 312-630-1900.

    Unless the context indicates otherwise: (i) references to "TDS" or the "Company" refer to Telephone and Data Systems, Inc., and its subsidiaries; (ii) references to "USM" refer to United States Cellular Corporation and its subsidiaries; (iii) references to "TDS Telecom" refer to TDS Telecommunications Corporation and its subsidiaries; (iv) references to "APP" refer to American Paging, Inc. and its subsidiaries; (v) references to "APT" refer to American Portable Telecom, Inc. and its subsidiaries; (vi) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas; (vii) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas; (viii) references to cellular "markets" or "systems" refer to MSAs, RSAs or both; (ix) references to "MTA" refer to Major Trading Areas, as used by the FCC in designating Personal Communications Services ("PCS") markets; (x) references to "population equivalents" mean the population of a market, based on 1995 Donnelley Marketing Service Estimates, multiplied by the percentage interests that the Company owns or has the right to acquire in an entity licensed, designated to receive a license or expected to receive a construction permit ("licensee") by the FCC to construct or operate a cellular or a PCS system in such market; and (xi) references to "1996 Act" refer to the Telecommunications Act of 1996.

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

    Cellular telephone systems divide each service area into smaller geographic areas or "cells." Each cell is served by radio transmitters and receivers operating on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled Mobile Telephone Switching Office ("MTSO") which is connected to the conventional ("landline") telephone network and potentially other MTSOs. Each conversation on a cellular phone involves a transmission over a specific set of radio frequencies from the cellular phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the MTSO and from there may be forwarded to the landline telephone network to complete the call. As the cellular telephone moves from one cell to another, the MTSO determines radio signal strength and transfers ("hands off") the call from one cell to the next. This hand-off is not noticeable to either party on the phone call.

    The FCC currently grants only two licenses to provide cellular telephone service in each market. However, competition for customers includes competing communications technologies such as conventional landline and mobile telephone, Specialized Mobile Radio ("SMR") systems and radio paging. PCS is expected to be competitive with cellular service in the future in some or all of USM's markets, and emerging technologies such as Enhanced Specialized Mobile Radio ("ESMR") and mobile satellite communication systems may prove to be competitive with cellular service in the future in some or all of the markets where USM has operations.

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

    There are a number of recent technical developments in the cellular industry. Currently, while most of the MTSOs process information digitally, most of the radio transmission is done on an analog basis. During 1992, a new transmission technique was approved for implementation by the cellular industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the cellular industry and has been deployed in several markets, including USM's operations in Tulsa, Oklahoma. Another digital technology, Code Division Multiple Access ("CDMA"), is expected to be deployed by USM in a commercial trial during 1996. The Company also expects to deploy some CDMA digital radio channels in other markets on a trial basis in the near future. Digital radio technology offers several advantages including greater privacy, less transmission noise, greater system capacity and potentially lower incremental costs for additional customers. The conversion from analog to digital radio technology is expected to be an industry-wide process that will take a number of years.

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

CELLULAR OPERATIONS

    A significant portion of the aggregate market value of TDS's Common Shares is represented by the market value of TDS's interest in USM. From its inception in 1983 until the last two years, USM has principally been in a start-up phase. Until that time, USM's activities had been concentrated significantly on the acquisition of interests in entities licensed or designated to receive a license ("licensees") from the FCC to provide cellular service and on the construction and initial operation of cellular systems. The development of a cellular system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. USM experienced operating losses and net losses from its inception until the past two years. During the past two years, USM generated operations-driven net income and has significantly increased its operating cash flows during that time. Management anticipates increasing growth in cellular units in service and revenues as USM continues its vigorous expansion and development programs. Marketing and system operations expenses associated with this expansion may reduce the rate of growth in operating cash flow and operating income during the period of accelerated growth. In addition, USM anticipates that the seasonality of revenue streams and operating expenses may affect USM's operating and net results over the next several quarters.

    While USM produced operating income and net income during 1994 and 1995, changes in any of several factors may reduce USM's growth in operating income and net income over the next few years. These factors include: (i) the growth rate in USM's customer base; (ii) the usage and pricing of cellular services;
(iii) the churn rate; (iv) the cost of providing cellular services, including the cost of attracting new customers; (v) the introduction of competition from PCS and other emerging technologies; and (vi) continuing technological advances which may provide competitive alternatives to cellular service.

    USM is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage cellular telephone systems. Its cellular interests include operating clusters of markets in the following areas: Iowa, Wisconsin/Illinois, Missouri, Eastern North Carolina/South Carolina, Virginia, West Virginia/Pennsylvania/Maryland, Oregon/California, Washington/Oregon/Idaho, Indiana/Kentucky, Eastern Tennessee/Western North Carolina, Oklahoma/

Missouri/Kansas, Texas/Oklahoma, Maine/New Hampshire/Vermont, Florida/Georgia and Southwestern Texas. See "USM's Cellular Interests." USM has acquired its cellular interests through the wireline application process (22%), including settlements and exchanges with other applicants, and through acquisitions (78%), including acquisitions from TDS and third parties.

CELLULAR SYSTEMS DEVELOPMENT

    ACQUISITIONS. During the last five years, USM has expanded its size, particularly in contiguous or adjacent markets, through an ongoing acquisition program aimed at strengthening USM's position in the cellular industry. This growth has resulted primarily from acquisitions of interests in mid-sized and rural markets and has been based on obtaining interests with rights to manage the underlying market.

    The Company has increased its population equivalents by 63% from approximately 15.0 million at December 31, 1990, to approximately 24.5 million at December 31, 1995. Markets managed or to be managed by USM have increased from 88 markets at December 31, 1990, to 140 markets at December 31, 1995. As of December 31, 1995, 84% of the Company's population equivalents represented interests in markets USM manages or expects to manage compared to 77% at December 31, 1990.

    Recently, the pace of acquisitions has slowed as industry-wide consolidation has reduced the number of markets available for acquisition. USM's population equivalents grew at a compound annual rate of over 10% over the last five years, but decreased by 4% from 1994 to 1995 due to the increased number of completed and pending divestitures.

    USM plans to acquire additional cellular interests through acquisitions or exchanges in markets that further strengthen its market clusters and in other attractive markets. USM also seeks to acquire minority interests in markets where it already owns (or has the right to acquire) the majority interest. While USM believes that it will be successful in making additional acquisitions or exchanges, there can be no assurance that USM, or TDS for the benefit of USM, will be able to negotiate additional acquisitions or exchanges on terms acceptable to it or that regulatory approvals, where required, will be received. USM plans to retain minority interests in certain cellular markets which it believes will earn a favorable return on investment. Other minority interests may be exchanged for interests in markets which enhance USM's market clusters or may be sold for cash or other consideration. USM also continues to evaluate the disposition of certain managed interests which are not essential to its corporate development strategy.

    USM, or TDS for the benefit of USM, has historically negotiated acquisitions of cellular interests from third parties primarily in consideration for USM's or TDS's equity securities. Cellular interests acquired by TDS in these transactions have been assigned to USM. At that time, USM reimbursed TDS for the value of TDS securities issued in such transactions, generally by issuing Common Shares to TDS or by increasing the balance due TDS under USM's Revolving Credit Agreement in amounts equal to the value of TDS securities delivered at the time the acquisitions were completed. The fair market value of the USM securities issued to TDS in connection with these transactions was equal to the fair market value of the TDS securities delivered in the transactions and was determined at the time the transactions were completed.

    In the past two years, USM, or TDS for the benefit of USM, has also negotiated divestitures and exchanges of cellular interests with third parties. The consideration received from these divestitures of non-strategic markets has primarily been cash, which has been used to reduce debt or for general corporate purposes. The exchanges have included the divestiture of controlling interests in non-strategic markets in exchange for controlling interests in markets which further enhance USM's clusters.

    COMPLETED ACQUISITIONS. During 1995, USM, or TDS for the benefit of USM, completed the acquisition of controlling interests in ten markets and several minority interests representing approximately 1.5 million population equivalents for an aggregate consideration of $136.4 million. The consideration consisted of
1.9 million TDS Common Shares, 422,000 USM Common Shares and $ 41.9 million in cash. USM reimbursed TDS for TDS securities issued and cash paid in the acquisitions through an increase of $14.6 million in the debt to TDS under the Revolving Credit Agreement, the issuance to TDS of 2.7 million USM Common Shares and 456,000 USM Common Shares to be issued to TDS in the future.

    COMPLETED DIVESTITURES AND EXCHANGES. During 1995, USM completed the divestiture of controlling interests in six markets and minority interests in six other markets representing approximately 1.1 million population equivalents for an aggregate consideration of $129.3 million, primarily cash. Also during 1995, USM completed six separate exchange transactions which resulted in the acquisition of controlling interests in twelve markets, representing 2.0 million population equivalents, and the divestiture of ten markets plus three market partitions, representing 2.1 million population equivalents.

    PENDING ACQUISITIONS, DIVESTITURES, AND EXCHANGES. At December 31, 1995, USM, or TDS for the benefit of USM, had entered into agreements to purchase a controlling interest in one market and several minority interests in another market, to exchange a controlling interest in one market for a controlling interest in another market, to sell controlling interests in seven markets, one minority interest and one market partition and to settle litigation related to an investment interest which was sold in 1995 for aggregate consideration estimated to be approximately $150 million in cash and $20 million of notes receivable due in three years. All of these pending transactions are expected to be completed during 1996.

    TDS and USM maintain shelf registration of their respective Common Shares and Preferred Shares under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

    The Company has had voting control of USM since USM's incorporation. TDS owned an aggregate of 67,052,931 shares of common stock of USM at December 31, 1995, representing over 80% of the combined total of USM's outstanding Common and Series A Common Shares and over 95% of their combined voting power. Assuming USM's Common Shares are issued in all instances in which USM has the choice to issue its Common Shares or other consideration and assuming all other issuances of USM's common stock to TDS and third parties for completed and pending acquisitions and redemptions of USM Preferred Stock and TDS Preferred Shares had been completed at December 31, 1995, TDS would have owned over 80% of the total outstanding common stock of USM and controlled over 95% of the combined voting power of both classes of its common stock.

CELLULAR INTERESTS AND CLUSTERS

    USM operates clusters of adjacent cellular systems in nearly all of its markets, enabling its customers to benefit from larger service areas than otherwise possible. Where USM offers wide-area coverage, its customers enjoy uninterrupted service within the designated area. Customers may also make outgoing calls and receive incoming calls within this area without special roaming arrangements. In addition to benefits to customers, clustering also has provided to USM certain economies in its capital and operating costs. These economies are made possible through increased sharing of facilities, personnel and other costs and have resulted in a reduction of USM's per customer cost of service. The extent to which USM benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each cluster and engineering considerations.

    USM anticipates that it will continue to pursue strategic acquisitions and exchanges which will complement its established market clusters. From time to time, USM may also consider exchanging or selling its interests in markets which do not fit well with its long-term strategies.

    USM owned or had the right to acquire interests in cellular telephone systems in 201 markets at December 31, 1995, representing 24.5 million population equivalents. The following table summarizes the growth in USM's population equivalents in recent years and the development status of these population equivalents.

                                                                             DECEMBER 31,
                                                              -------------------------------------------
                                                               1995     1994     1993     1992     1991
                                                              -------  -------  -------  -------  -------
                                                               (THOUSANDS OF POPULATION EQUIVALENTS) (1)
Operational Markets:
  Majority-Owned and Managed................................   19,755   18,365   18,619   14,597   10,651
  Minority-Owned and Managed (2)............................      511    1,195    1,166    2,049    1,788
Markets to be Managed, Net of Markets to be Divested: (3)
  Majority-Owned............................................      269    2,200    1,015    1,847    3,046
  Minority-Owned (2)........................................       --       --        6        5      124
                                                              -------  -------  -------  -------  -------
  Total Markets Managed and to be Managed...................   20,535   21,760   20,806   18,498   15,609
Minority Interests in Markets Managed by Others.............    3,916    3,703    3,505    3,606    3,334
                                                              -------  -------  -------  -------  -------
  Total.....................................................   24,451   25,463   24,311   22,104   18,943
                                                              -------  -------  -------  -------  -------
                                                              -------  -------  -------  -------  -------

---------
(1) Based on 1995 Donnelley Marketing Services estimates for all years.

(2) Includes markets where USM has the right to acquire an interest but does not currently own an interest.

(3) Includes markets which are operational but which are currently managed by third parties.

    The following section details USM's cellular interests, including those it owned or had the right to acquire as of December 31, 1995. The table presented therein lists clusters of markets that USM manages or anticipates managing. USM's market clusters show the areas in which USM is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of cellular service to areas of economic interest and along corridors of economic activity.

                            USM'S CELLULAR INTERESTS

    The table below sets forth certain information with respect to the interests in cellular markets which USM and TDS owned or had the right to acquire pursuant to definitive agreements as of December 31, 1995.

    The number of population equivalents represented by USM's cellular interests may have no direct relationship to the number of potential cellular customers or the revenues that may be realized from the operation of the related cellular systems.

                                                                           PERCENTAGE                        TOTAL
                                                                             CHANGE                       CURRENT AND
                                                             CURRENT      PURSUANT TO                     ACQUIRABLE
                                                 1995      PERCENTAGE      DEFINITIVE                     POPULATION
               CLUSTER/MARKET                 POPULATION    INTEREST     AGREEMENTS(1)        TOTAL       EQUIVALENTS
--------------------------------------------  -----------  -----------   --------------   -------------   -----------
MARKETS MANAGED BY THE COMPANY:
MIDWEST REGIONAL MARKET CLUSTER:
  IOWA:
    Des Moines, IA..........................      422,000     100.00%                          100.00%        422,000
    Davenport, IA-IL........................      359,000      97.37                            97.37         350,000
    Humboldt (IA 10)........................      183,000     100.00                           100.00         183,000
    Cedar Rapids, IA........................      178,000      95.66                            95.66         171,000
    Muscatine (IA 4)........................      155,000     100.00                           100.00         155,000
    Iowa (IA 6).............................      154,000     100.00                           100.00         154,000
    Waterloo-Cedar Falls, IA................      148,000      90.31                            90.31         133,000
    Hardin (IA 11)..........................      111,000     100.00                           100.00         111,000
    Jackson (IA 5)..........................      109,000     100.00                           100.00         109,000
    Kossuth (IA 14).........................      108,000     100.00                           100.00         108,000
    Lyon (IA 16)............................      104,000     100.00                           100.00         104,000
    Iowa City, IA...........................      101,000     100.00                           100.00         101,000
    Mitchell (IA 13)........................       67,000     100.00                           100.00          67,000
    Dubuque, IA.............................       88,000      72.96                            72.96          64,000
    Mills (IA 1)............................       61,000     100.00                           100.00          61,000
    Audubon (IA 7)..........................       55,000     100.00                           100.00          55,000
    Union (IA 2)............................       50,000     100.00                           100.00          50,000
    Monroe (IA 3)...........................       91,000      49.00                            49.00          45,000
    Winneshiek (IA 12) *....................      116,000      24.50                            24.50          28,000
    Ida (IA 9) *............................       64,000      16.67                            16.67          11,000
                                              -----------                                                 -----------
                                                2,724,000                                                   2,482,000
                                              -----------                                                 -----------
  WISCONSIN/ILLINOIS:
    Peoria, IL..............................      345,000     100.00                           100.00         345,000
    Jo Daviess (IL 1).......................      317,000     100.00                           100.00         317,000
    Wood (WI 7)#............................      286,000       0.00           100.00%         100.00         286,000
    Adams (IL 4) *(2).......................      214,000     100.00                           100.00         214,000
    Mercer (IL 3)...........................      204,000     100.00                           100.00         204,000
    Vernon (WI 8) *.........................      233,000      74.00                            74.00         172,000
    Pierce (WI 5)...........................       94,000     100.00                           100.00          94,000
    Wausau, WI *............................      121,000      71.76                            71.76          87,000
    Trempealeau (WI 6) (2)..................       82,000     100.00                           100.00          82,000
    LaCrosse, WI............................      102,000      74.57                            74.57          76,000
    Rochester, MN * (3).....................      114,000     100.00           (85.33)          14.67          17,000
                                              -----------                                                 -----------
                                                2,112,000                                                   1,894,000
                                              -----------                                                 -----------

                                                                           PERCENTAGE                        TOTAL
                                                                             CHANGE                       CURRENT AND
                                                             CURRENT      PURSUANT TO                     ACQUIRABLE
                                                 1995      PERCENTAGE      DEFINITIVE                     POPULATION
               CLUSTER/MARKET                 POPULATION    INTEREST     AGREEMENTS(1)        TOTAL       EQUIVALENTS
--------------------------------------------  -----------  -----------   --------------   -------------   -----------
  MISSOURI:
    Columbia, MO*...........................      124,000     100.00%                          100.00%        124,000
    Stone (MO 15)...........................      114,000     100.00                           100.00         114,000
    Laclede (MO 16).........................       96,000     100.00                           100.00          96,000
    Washington (MO 13)......................       91,000     100.00                           100.00          91,000
    Callaway (MO 6) *.......................       85,000     100.00                           100.00          85,000
    Schuyler (MO 3).........................       56,000     100.00                           100.00          56,000
    Shannon (MO 17) *.......................       55,000     100.00                           100.00          55,000
    Linn (MO 5) (4).........................       54,000     100.00                           100.00          54,000
    Brown (KS 5)............................           (5)    100.00          (100.00)%          0.00              --
    DeKalb (MO 4)...........................           (5)    100.00          (100.00)           0.00              --
    Atchison (MO 1).........................           (5)    100.00          (100.00)           0.00              --
                                              -----------                                                 -----------
                                                  675,000                                                     675,000
                                              -----------                                                 -----------
      TOTAL MIDWEST REGIONAL MARKET
       CLUSTER..............................    5,511,000                                                   5,051,000
                                              -----------                                                 -----------
MID-ATLANTIC REGIONAL MARKET CLUSTER:
  EASTERN NORTH CAROLINA/SOUTH CAROLINA:
    Northampton (NC 8)......................      286,000     100.00                           100.00         286,000
    Rockingham (NC 7).......................      282,000     100.00                           100.00         282,000
    Harnett (NC 10).........................      278,000     100.00                           100.00         278,000
    Greene (NC 13)..........................      239,000     100.00                           100.00         239,000
    Greenville (NC 14)......................      238,000     100.00                           100.00         238,000
    Hoke (NC 11)............................      221,000     100.00                           100.00         221,000
    Ashe (NC 3).............................      159,000     100.00                           100.00         159,000
    Chesterfield (SC 4).....................      211,000     100.00                           100.00         211,000
    Sampson (NC 12).........................      126,000     100.00                           100.00         126,000
    Chatham (NC 6)..........................      155,000      81.16                            81.16         126,000
    Camden (NC 9)...........................      119,000     100.00                           100.00         119,000
                                              -----------                                                 -----------
                                                2,314,000                                                   2,285,000
                                              -----------                                                 -----------
  VIRGINIA:
    Roanoke, VA.............................      234,000     100.00                           100.00         234,000
    Bedford (VA 4)..........................      175,000     100.00                           100.00         175,000
    Lynchburg, VA...........................      159,000     100.00                           100.00         159,000
    Charlottesville, VA.....................      142,000      82.41            11.11           93.52         133,000
    Buckingham (VA 7).......................       89,000     100.00                           100.00          89,000
    Tazewell (VA 2) (2).....................       83,000     100.00                           100.00          83,000
    Bath (VA 5).............................       62,000     100.00                           100.00          62,000
                                              -----------                                                 -----------
                                                  944,000                                                     935,000
                                              -----------                                                 -----------
  WEST VIRGINIA/PENNSYLVANIA/MARYLAND:
    Monongalia (WV 3) *.....................      269,000     100.00                           100.00         269,000
    Raleigh (WV 7) *........................      255,000     100.00                           100.00         255,000
    Grant (WV 4) *..........................      169,000     100.00                           100.00         169,000
    Tucker (WV 5) *.........................      131,000     100.00                           100.00         131,000
    Hagerstown, MD *........................      127,000     100.00                           100.00         127,000
    Cumberland, MD *........................      101,000     100.00                           100.00         101,000
    Bedford (PA 10) (2) *...................       49,000     100.00                           100.00          49,000
    Garrett (MD 1) *........................       30,000     100.00                           100.00          30,000
    Greene (PA 9)...........................           (5)    100.00          (100.00)           0.00              --
                                              -----------                                                 -----------
                                                1,131,000                                                   1,131,000
                                              -----------                                                 -----------
      TOTAL MID-ATLANTIC REGIONAL MARKET
       CLUSTER..............................    4,389,000                                                   4,351,000
                                              -----------                                                 -----------

                                                                           PERCENTAGE                        TOTAL
                                                                             CHANGE                       CURRENT AND
                                                             CURRENT      PURSUANT TO                     ACQUIRABLE
                                                 1995      PERCENTAGE      DEFINITIVE                     POPULATION
               CLUSTER/MARKET                 POPULATION    INTEREST     AGREEMENTS(1)        TOTAL       EQUIVALENTS
--------------------------------------------  -----------  -----------   --------------   -------------   -----------
  NORTHWEST REGIONAL MARKET CLUSTER:
  OREGON/CALIFORNIA:
    Coos (OR 5).............................      255,000     100.00%                          100.00%        255,000
    Del Norte (CA 1)........................      208,000     100.00                           100.00         208,000
    Medford, OR *...........................      166,000     100.00                           100.00         166,000
    Mendocino (CA 9)........................      140,000     100.00                           100.00         140,000
    Crook (OR 6) *..........................      187,000      62.50                            62.50         117,000
    Modoc (CA 2)............................       59,000     100.00                           100.00          59,000
                                              -----------                                                 -----------
                                                1,015,000                                                     945,000
                                              -----------                                                 -----------
  WASHINGTON/OREGON/IDAHO:
    Clark (ID 6)............................      290,000     100.00                           100.00         290,000
    Pacific (WA 6) *........................      179,000     100.00                           100.00         179,000
    Richland-Kennewick-Pasco, WA *..........      177,000     100.00                           100.00         177,000
    Butte (ID 5)............................      156,000     100.00                           100.00         156,000
    Yakima, WA *............................      212,000      54.55                            54.55         115,000
    Okanogan (WA 4).........................      115,000     100.00                           100.00         115,000
    Umatilla (OR 3) *.......................      149,000      60.42                            60.42          90,000
    Kittitas (WA 5) (2) *...................       69,000      83.50                            83.50          58,000
    Hood River (OR 2) *.....................       71,000      30.32                            30.32          22,000
    Skamania (WA 7) *.......................       27,000      30.32                            30.32           8,000
                                              -----------                                                 -----------
                                                1,445,000                                                   1,210,000
                                              -----------                                                 -----------
      TOTAL NORTHWEST REGIONAL MARKET
       CLUSTER..............................    2,460,000                                                   2,155,000
                                              -----------                                                 -----------
INDIANA/KENTUCKY MARKET CLUSTER:
    Meade (KY 3)............................      311,000     100.00                           100.00         311,000
    Evansville, IN..........................      321,000      78.13                            78.13         251,000
    Owen (IN 7).............................      222,000     100.00                           100.00         222,000
    Elliott (KY 9)..........................      204,000     100.00                           100.00         204,000
    Fulton (KY 1)...........................      188,000     100.00                           100.00         188,000
    Clay (KY 11)............................      171,000     100.00                           100.00         171,000
    Powell (KY 10)..........................      153,000     100.00                           100.00         153,000
    Union (KY 2)............................      127,000     100.00                           100.00         127,000
    Ross (OH 9) *...........................      247,000      49.00                            49.00         121,000
    Owensboro, KY...........................       91,000      81.81                            81.81          74,000
    Warren (IN 5) *.........................      122,000      33.33                            33.33          41,000
    Miami (IN 4) *..........................      180,000       0.00            14.29%          14.29          26,000
    Williams (OH 1) *.......................           (5)     75.00           (75.00)           0.00               0
                                              -----------                                                 -----------
      TOTAL INDIANA/KENTUCKY MARKET
       CLUSTER..............................    2,337,000                                                   1,889,000
                                              -----------                                                 -----------
EASTERN TENNESSEE/WESTERN NORTH CAROLINA
  MARKET CLUSTER:
    Knoxville, TN *.........................      546,000      96.03                            96.03         524,000
    Whitfield (GA 1)........................      217,000     100.00                           100.00         217,000
    Asheville, NC *.........................      206,000     100.00                           100.00         206,000
    Henderson (NC 4) (2) *..................      189,000     100.00                           100.00         189,000
    Bledsoe (TN 7) (2) *....................      146,000      96.03                            96.03         140,000
    Hamblen (TN 4) (2) *....................      130,000     100.00                           100.00         130,000
    Giles (TN 6) *..........................      156,000      80.00                            80.00         125,000
    Macon (TN 3) *..........................      334,000      16.67                            16.67          56,000
    Yancey (NC 2) (2) *.....................       31,000     100.00                           100.00          31,000
                                              -----------                                                 -----------
      TOTAL EASTERN TENNESSEE/WESTERN NORTH
       CAROLINA MARKET CLUSTER..............    1,955,000                                                   1,618,000
                                              -----------                                                 -----------
TEXAS/OKLAHOMA/MISSOURI/KANSAS REGIONAL
  MARKET CLUSTER:
  OKLAHOMA/MISSOURI/KANSAS:
    Tulsa, OK *.............................      787,000      55.06                            55.06         433,000
    Elk (KS 15) *...........................      154,000       0.00            99.00           99.00         153,000
    Joplin, MO *............................      143,000     100.00                           100.00         143,000
    Seminole (OK 6).........................      218,000      55.06                            55.06         120,000
    Nowata (OK 4) (2) *.....................      103,000      55.06                            55.06          57,000
                                              -----------                                                 -----------
                                                1,405,000                                                     906,000
                                              -----------                                                 -----------

                                                                           PERCENTAGE                        TOTAL
                                                                             CHANGE                       CURRENT AND
                                                             CURRENT      PURSUANT TO                     ACQUIRABLE
                                                 1995      PERCENTAGE      DEFINITIVE                     POPULATION
               CLUSTER/MARKET                 POPULATION    INTEREST     AGREEMENTS(1)        TOTAL       EQUIVALENTS
--------------------------------------------  -----------  -----------   --------------   -------------   -----------
  TEXAS/OKLAHOMA:
    Garvin (OK 9)...........................      201,000     100.00%                          100.00%        201,000
    Haskell (OK 10).........................       83,000     100.00                           100.00          83,000
    Wichita Falls, TX *.....................      135,000      51.65                            51.65          70,000
    Lawton, OK *............................      118,000      51.65                            51.65          61,000
    Jackson (OK 8) *........................       96,000      51.65                            51.65          50,000
    Hardeman (TX 5) (2) *...................       38,000      51.65                            51.65          20,000
    Briscoe (TX 4) (2) *....................       11,000      51.65                            51.65           6,000
    Beckham (OK 7) (2) *....................       10,000      51.65                            51.65           5,000
                                              -----------                                                 -----------
                                                  692,000                                                     496,000
                                              -----------                                                 -----------
      TOTAL TEXAS/OKLAHOMA/MISSOURI/KANSAS
       REGIONAL MARKET CLUSTER..............    2,097,000                                                   1,402,000
                                              -----------                                                 -----------
  MAINE/NEW HAMPSHIRE/VERMONT MARKET
   CLUSTER:
    Manchester-Nashua, NH...................      349,000      87.95                            87.95         307,000
    Coos (NH 1) *...........................      222,000     100.00                           100.00         222,000
    Kennebec (ME 3).........................      222,000     100.00                           100.00         222,000
    Somerset (ME 2).........................      151,000     100.00                           100.00         151,000
    Bangor, ME..............................      148,000      91.08                            91.08         135,000
    Addison (VT 2) (2) *....................      107,000     100.00                           100.00         107,000
    Washington (ME 4) *.....................       85,000     100.00                           100.00          85,000
    Lewiston-Auburn, ME.....................      104,000      82.05                            82.05          85,000
    Oxford (ME 1)...........................       83,000     100.00                           100.00          83,000
                                              -----------                                                 -----------
      TOTAL MAINE/NEW HAMPSHIRE/VERMONT
       MARKET CLUSTER.......................    1,471,000                                                   1,397,000
                                              -----------                                                 -----------
  FLORIDA/GEORGIA MARKET CLUSTER:
    Tallahassee, FL.........................      275,000     100.00                           100.00         275,000
    Worth (GA 14)...........................      246,000     100.00                           100.00         246,000
    Gainesville, FL.........................      219,000     100.00                           100.00         219,000
    Toombs (GA 11)..........................      152,000     100.00                           100.00         152,000
    Fort Pierce, FL (6)*....................      285,000      49.00                            49.00         140,000
    Walton (FL 10)..........................      111,000     100.00                           100.00         111,000
    Putnam (FL 5)...........................       70,000     100.00                           100.00          70,000
    Dixie (FL 6)............................       54,000     100.00                           100.00          54,000
    Jefferson (FL 8)........................       53,000     100.00                           100.00          53,000
    Calhoun (FL 9)..........................       40,000     100.00                           100.00          40,000
                                              -----------                                                 -----------
      TOTAL FLORIDA/GEORGIA MARKET
       CLUSTER..............................    1,505,000                                                   1,360,000
                                              -----------                                                 -----------
  SOUTHWESTERN TEXAS MARKET CLUSTER:
    Corpus Christi, TX......................      380,000     100.00                           100.00         380,000
    Atascosa (TX 19)........................      224,000     100.00                           100.00         224,000
    Edwards (TX 18).........................      211,000     100.00                           100.00         211,000
    Laredo, TX..............................      169,000      93.74                            93.74         158,000
    Wilson (TX 20)..........................      137,000     100.00                           100.00         137,000
    Victoria, TX............................       81,000      99.22                            99.22          80,000
                                              -----------                                                 -----------
      TOTAL SOUTHWESTERN TEXAS MARKET
       CLUSTER..............................    1,202,000                                                   1,190,000
                                              -----------                                                 -----------
  OTHER OPERATIONS:
    Hawaii (HI 3)...........................      139,000     100.00                           100.00         139,000
    Poughkeepsie, NY........................           (5)     83.11           (83.11)%          0.00              --
    Columbia (NY 6).........................           (5)    100.00          (100.00)           0.00              --
                                              -----------                                                 -----------
                                                  139,000                                                     139,000
                                              -----------                                                 -----------
      Total Managed Markets.................   23,066,000                                                  20,552,000
                                              -----------                                                 -----------

                                                                           PERCENTAGE                        TOTAL
                                                                             CHANGE                       CURRENT AND
                                                             CURRENT      PURSUANT TO                     ACQUIRABLE
                                                 1995      PERCENTAGE      DEFINITIVE                     POPULATION
               CLUSTER/MARKET                 POPULATION    INTEREST     AGREEMENTS(1)        TOTAL       EQUIVALENTS
--------------------------------------------  -----------  -----------   --------------   -------------   -----------
  MARKETS MANAGED BY OTHERS:
    Los Angeles/Oxnard, CA *................   15,478,000       5.50%                            5.50%        851,000
    Nashville/Clarksville-Hopkinsville,
     TN-KY *................................    1,282,000      49.00                            49.00         627,000
    Baton Rouge, LA (7) *...................      565,000      52.00            (2.01)%         49.99         282,000
    Seattle-Everett/Tacoma/Bremerton, WA
     *......................................    3,019,000       7.01                             7.01         212,000
    Biloxi/Pascagoula, MS *.................      357,000      49.00                            49.00         175,000
    Oklahoma City, OK *.....................      989,000      14.60                            14.60         144,000
    Portland, ME *..........................      283,000      49.00                            49.00         139,000
    McAllen, TX.............................      476,000      26.20                            26.20         125,000
    Portsmouth-Dover-Rochester, NH-ME *.....      277,000      40.00                            40.00         111,000
    Others (Fewer than 100,000 population
     equivalents
     each)..................................                                                                1,233,000
                                                                                                          -----------
      Total Population Equivalents of
       Markets Managed by
       Others...............................                                                                3,899,000
                                                                                                          -----------
      Total Population Equivalents..........                                                               24,451,000
                                                                                                          -----------
                                                                                                          -----------

------------
 *  Designates wireline market.

 # Designates operational market managed by a third party until USM acquires a controlling interest.

(1) Interests under these agreements are expected to be acquired or divested at the various times specified therein following the satisfaction of customary closing conditions.

(2) These markets have been or will be partitioned into more than one licensed area. The 1995 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which USM owns or has the right to acquire an interest.

(3) USM has an agreement to divest a controlling interest in this market and will retain an investment interest after the divestiture.

(4) USM has an agreement to divest a partitioned area in this market. The 1995 population, percentage ownership and number of population equivalents shown is for the licensed area within the market which USM will own upon completion of the divestiture.

(5) USM has agreements to divest its controlling interests in these markets. The 1995 populations of these markets are not included in the related cluster or group totals.

(6) USM owns 80% of the entity which owns and operates this market but has only a 49% interest in the earnings and profits.

(7) USM owns a noncontrolling limited partnership interest in this market.

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

    In accordance with its strategy of building and strengthening market clusters, USM has selected high capacity digital cellular switching systems that are capable of serving multiple markets through a single MTSO. USM's cellular systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and the cell site. USM has implemented such microwave interconnection in most of the cellular systems it manages. In other systems in which USM owns or has an option to purchase a majority interest and where it is believed to be cost-efficient, such microwave technology will also be implemented. Otherwise, such systems will rely upon landline telephone connections or microwave links owned by others to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company, while generally improving system reliability. In addition, microwave facilities can be used to connect separate cellular systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate both systems.

    USM has continued to expand its internal network in 1995 to encompass nearly all of its markets. This network provides automatic call delivery for USM's customers and handoff between adjacent markets. The network has also been extended through links with certain systems operated by several other carriers, including GTE, US West, Ameritech, BellSouth, Centennial Cellular Corp., Southwestern Bell, AT&T Wireless, Vanguard Cellular Systems and others. Additionally, USM has implemented two Signal Transfer Points which will allow it to interconnect efficiently with network providers such as the Independent Telephone Network and the North American Cellular Network.

    During 1996, USM intends to extend the network for its customers through interconnection with one or more network providers as well as additional "point to point" connections required for hand-off. This expanded network will increase the area in which customers can automatically receive incoming calls, and should also reduce the incidence of "tumbling" electronic serial number fraud due to the pre-call validation feature of networked systems.

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

MARKETING

    USM's marketing plan is designed to continue rapid penetration of its market clusters and to increase customer awareness of cellular service. The marketing plan stresses the quality of USM's service offerings and incorporates rate plans and cellular telephone equipment which are designed to meet the needs of a variety of customer segments and their usage patterns. USM's distribution channels include direct sales personnel, agents and retail service centers in the vast majority of its markets. These USM-owned and managed locations are designed to market cellular service to the consumer segment in a familiar setting.

    USM manages each cluster of markets from one administrative office with a local staff, including sales, customer service, engineering and in some cases installation personnel. Direct sales consultants market cellular service to potential business customers throughout each cluster. Retail associates work out of the retail locations and market cellular service to the consumer segment. USM maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-user packages. These packages provide for customers to obtain a minimum amount of usage at discounted rates per minute, at fixed prices which are charged, even if usage falls below a defined monthly minimum amount.

    USM continues to expand its relationships with agents, dealers and non-USM retailers to obtain customers. Agents and dealers are independent business people who obtain customers for USM on a commission basis. USM's agents are generally in the business of selling cellular telephones, cellular service packages and other related products. USM's dealers include car stereo companies and other companies whose customers are also potential cellular customers. The non-USM retailers include car dealers, major appliance dealers, office supply dealers and mass merchants.

    USM opened its own retail locations in late 1993, expanding to over 170 locations by the end of 1995. These USM-owned and operated businesses utilize rental facilities in high-traffic areas. USM is working toward a uniform appearance of these stores, with all having similar displays and layouts. The retail centers' hours of business match those of the retail trade in the local marketplace, often staying open on weekends and later in the evening than a typical business supplier. Additionally, to fully serve customer needs, these stores sell accessories to complement the phones and services USM has traditionally provided.

    In addition to its own retail centers, USM actively pursues national retail accounts, as agents for USM, which may potentially yield new customer additions in multiple markets. Agreements have been entered into with such national distributors as Wal-Mart, Chrysler Corporation, Ford Motor Company, General Motors, AT&T, Radio Shack, Best Buy and Sears, Roebuck & Co. in certain of USM's markets. Upon the sale of a cellular telephone by one of these national distributors, USM receives, often exclusively within the territories served, the resulting cellular customer.

    USM uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing USM's cellular service and to establish familiarity with USM's name. Advertising is directed at gaining customers, increasing usage of existing customers and increasing the public awareness and understanding of the cellular services offered by USM. USM attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. USM utilizes local advertising media and public relations activities and establishes programs to enhance public awareness of USM, such as providing telephones and service for public events and emergency uses.

CUSTOMERS AND SYSTEM USAGE

    Cellular customers come from a wide range of occupations. They typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses and professionals. Increasingly, USM is providing cellular service to consumers and to customers who use their cellular telephones for security purposes. Although many of USM's customers use in-vehicle cellular telephones, most new customers are selecting portable cellular telephones, as these units have become more compact and fully featured as well as more attractively priced.

    USM's cellular systems are used most extensively during normal business hours between 7:00 am and 6:00 pm. On average, the local retail customers in
USM's majority-owned and managed systems used their cellular systems approximately 95 minutes per unit each month and generated retail revenue of approximately $44 per month during 1995, compared to 95 minutes and $47 per month in 1994. Revenue generated by roamers, together with local, toll and other revenues, brought USM's total average monthly service revenue per customer unit in majority-owned and managed markets to $72 during 1995. Average monthly service revenue per customer unit decreased approximately 9% during 1995, related to the industry-wide trend of newer customers tending to use fewer minutes per month, to per minute pricing decreases, off-peak incentives and to declining contribution of inbound roaming revenue per customer. USM anticipates that average monthly service revenue per customer unit will continue to decline as its distribution channels provide additional customers who generate lower revenue per local minute of use and as roaming revenues grow more slowly. However, this effect is more than offset by USM's increasing number of customers.

    In addition to revenue from local retail customers, USM generates revenue from roaming customers and other services. USM's roaming service allows a customer to place or receive a call in a cellular service area away from the customer's home market area. USM has entered into "roaming agreements" with operators of other cellular systems covering virtually all systems in the United States and Canada. These agreements offer customers the opportunity to roam in these systems. These reciprocal agreements automatically pre-register the customers of USM's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e. traveling) in a USM market where this arrangement is in effect is able to make and receive calls on USM's system. The charge for this service is typically at premium rates and is billed by USM to the customer's home system, which then bills the customer. USM has entered into agreements with other cellular carriers to transfer roaming usage at agreed-upon rates. In some instances, based on competitive factors, USM may charge a lower amount to its customers than the amount actually charged to USM by another cellular carrier for roaming.

    The following table summarizes certain information about customers and market penetration in USM's managed operations.

                                                                         YEAR ENDED OR AT DECEMBER 31,
                                                         --------------------------------------------------------------
                                                            1995          1994          1993         1992        1991
                                                         ----------    ----------    ----------    --------    --------
                                                                             (DOLLARS IN THOUSANDS)
Majority-owned and managed markets:
  Cellular markets in operation (1)....................         137           130           116          92          67
  Total population of markets in service (000s)........      22,309        21,314        19,383      15,014      11,481
  Customer Units:
    at beginning of period (2).........................     421,000       261,000       150,800      97,000      57,300
    additions during period (2)........................     426,000       250,000       165,300      88,600      59,800
    disconnects during period (2)......................     137,000        90,000        55,100      34,800      20,100
    at end of period (2)...............................     710,000       421,000       261,000     150,800      97,000
  Market penetration at end of period (3)..............        3.18%         1.98%         1.35%       1.00%       0.84%
Consolidated revenues..................................  $  492,395    $  332,404    $  214,310    $139,929    $ 84,956
Depreciation expense...................................      57,302        39,520        25,665      16,606       8,814
Amortization expense...................................      32,156        25,934        19,362      13,033      10,455
Operating income (loss)................................      42,755        17,385        (8,656)    (12,705)    (16,831)
Construction expenditures..............................     218,506       158,453        94,088      58,832      66,037
Identifiable assets....................................  $1,890,621    $1,584,142    $1,275,569    $858,795    $612,981

---------
(1) Represents the number of markets in which USM owned at least a 50% interest and which it managed, including its reseller operation in 1991-1992. The revenues and expenses of these cellular markets are included in USM's consolidated revenues and expenses.

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

    The following table summarizes, by operating cluster, the total population, USM's customer units and penetration for USM's majority-owned and managed markets that were operational as of December 31, 1995.

                       OPERATING CLUSTERS                          POPULATION  CUSTOMERS    PENETRATION
-----------------------------------------------------------------  ----------  ----------   ------------
Iowa.............................................................   2,453,000      91,000        3.71%
Wisconsin/Illinois...............................................   1,826,000      42,000        2.30
Missouri.........................................................     920,000      24,000        2.61
Eastern North Carolina/South Carolina............................   2,314,000      63,000        2.72
Virginia.........................................................     944,000      26,000        2.75
West Virginia/Pennsylvania/Maryland..............................   1,319,000      29,000        2.20
Indiana/Kentucky.................................................   1,916,000      57,000        2.97
Oregon/California................................................   1,015,000      28,000        2.76
Washington/Oregon/Idaho..........................................   1,347,000      45,000        3.34
Eastern Tennessee/Western North Carolina.........................   1,621,000      63,000        3.89
Oklahoma/Missouri/Kansas.........................................   1,251,000      69,000        5.52
Texas/Oklahoma...................................................     692,000      22,000        3.18
Maine/New Hampshire/Vermont......................................   1,471,000      46,000        3.13
Florida/Georgia..................................................   1,505,000      54,000        3.59
Southwestern Texas...............................................   1,202,000      32,000        2.66
Other Operations.................................................     513,000      19,000        3.70
                                                                   ----------  ----------         ---
                                                                   22,309,000     710,000        3.18%
                                                                   ----------  ----------         ---
                                                                   ----------  ----------         ---

CELLULAR TELEPHONES AND INSTALLATION

    There are a number of different types of cellular telephones, all of which are currently compatible with cellular systems nationwide. USM offers a full range of vehicle-mounted, transportable and hand-held portable cellular telephones. Features offered in some of the cellular telephones include hands-free calling, repeat dialing, horn alert and others.

    USM negotiates volume discounts from its cellular telephone suppliers. USM discounts cellular telephones to meet competition or to stimulate sales by reducing the cost of becoming a cellular customer. In these instances, where permitted by law, customers are generally required to sign an extended service contract with USM. USM also cooperates with cellular equipment manufacturers in local advertising and promotion of cellular equipment.

    USM has established service and/or installation facilities in many of its local markets to ensure quality installation and service of the cellular telephones it sells. These facilities allow USM to improve its service by promptly assisting customers who experience equipment problems. Additionally, USM maintains a repair facility in Tulsa, Oklahoma, which handles more complex service and repair issues.

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

REGULATION

    The operations of USM are subject to FCC and state regulation. The licenses held by the Company are granted by the FCC for the use of radio frequencies and are an important component of the overall value of the assets of USM. The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 ("Communications Act"). The FCC has promulgated regulations governing construction and operation of cellular systems, and licensing (including renewal of licenses) and technical standards for the provision of cellular telephone service. See "Telephone Operations -- Telecommunications Act of 1996"

    For licensing purposes, the FCC has divided the United States into separate geographic markets (MSAs and RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the application process, the FCC reserved one block of frequencies for non-wireline applicants and another block for wireline applicants. Subject to FCC approval, a cellular system may be sold to either a wireline or non-wireline entity, but no entity which controls a cellular system may own an interest in another cellular system in the same MSA or RSA.

    The completion of acquisitions involving the transfer of control of a cellular system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny USM's application for approval of the proposed transfer.

    When the first cell of a cellular system has been constructed, FCC rules authorize the licensee to offer commercial service to the public. The FCC must be notified of the construction of that cell within fifteen days of the completion of construction. The licensee is then said to have "operating authority." Initial operating licenses are granted for ten-year periods. The FCC must be notified each time an additional cell is constructed which enlarges the service area of a given market.

    The FCC's rules also generally require persons or entities holding cellular construction permits or licenses to coordinate their proposed frequency usage with neighboring cellular licensees in order to avoid electrical interference between adjacent systems. The height and power of base stations in the cellular system are regulated by FCC rules, as are the types of signals emitted by these stations. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration regulations with respect to the siting and construction of cellular transmitter towers and antennas.

    The  FCC  has  established  standards  for  conducting  comparative  renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a "renewal expectancy" will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If a renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. USM's Tulsa and Knoxville licenses were renewed in 1995. USM's next renewal applications are due to be filed in 1996, for Des Moines, Iowa; Peoria, Illinois and Roanoke, Virginia.

    USM conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for a renewal expectancy in its upcoming renewal filings. Accordingly, USM believes that current regulations will have no significant effect on its operations and financial condition. However, changes in the regulation of cellular operators or their activities and of other mobile service providers could have a material adverse effect on USM's operations.

    The FCC has also provided that five years after the initial licenses are granted, unserved areas within markets previously granted to licensees may be applied for by both wireline and non-wireline entities and by third parties. Accordingly, many unserved area applications have been filed by USM and others. USM's strategy with respect to system construction in its markets has been and will be to build cells covering areas within such markets that USM considers economically feasible to serve or might conceivably wish to serve and to do so within the five-year period following issuance of the license. In cases where applications for unserved areas are filed which are "mutually exclusive" and would result in overlapping service areas, the FCC will decide between the competing applicants by an auction process.

    USM is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. In 1993, Congress preempted states from regulating the entry of cellular systems into service and the rates charged by cellular systems to customers. However, certain states still require cellular system operators to go through a state certification process to serve communities within their borders. All such certificates can be revoked for cause. In addition, certain state authorities continue to regulate several aspects of a cellular operator's business, including the resale of intra-state long-distance service to its customers, the technical arrangements and charges for interconnection with the landline network and the transfer of interests in cellular systems, though it is uncertain whether states any longer have the right to regulate transfers under current law. The siting and construction of the cellular facilities, including transmitter towers, antennas and equipment shelters are still subject to state or local zoning and land use regulations. In addition, states may still regulate other "terms and conditions" of cellular service.

    Pursuant to 1993 amendments to the Communications Act, cellular service is classified as a Commercial Mobile Radio Service ("CMRS"), in that it is service offered to the public, for a fee, which is interconnected to the public switched telephone network. The FCC has determined that it will forbear from requiring CMRS carriers to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

    There are two regulatory proceedings currently pending before the FCC which are of particular importance to the cellular industry. In the first proceeding, the FCC has sought comment on whether "enhanced 911" regulations should be imposed on cellular carriers. "Enhanced 911" capabilities would enable cellular systems to determine the precise location of the person making the emergency call.

    In the second proceeding, the FCC, in 1996, issued a Notice of Proposed Rulemaking regarding the method by which cellular carriers and LECs shall compensate each other for interconnecting cellular and local exchange facilities. The FCC has tentatively proposed a "bill and keep" system, under which cellular and other CMRS carriers and LECs would simply keep all revenues from calls originating on their systems and would not have to pay special "interconnection" charges to each other. Since CMRS carriers now pay more to interconnect with LECs than VICE VERSA, such a rule, if adopted, would be favorable to the cellular industry. The FCC has also sought comment in this
proceeding   on   whether  it   should   pre-empt  all   state   regulations  of
interconnection.

    The FCC has also allocated a total of 140 megahertz ("MHz") to broadband PCS, 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of the 51 MTAs and one 30 MHz block and three 10 MHz blocks in each of 493 BTAs. Cellular operators and those entities under common ownership with them are permitted to participate in the ownership of PCS licensees, except for those PCS licenses reserved for small businesses, and licenses for PCS service areas in which the cellular operator owns a 20% or greater interest in a cellular licensee, the service area of which covers 10% or more of the population of the PCS service area. In the latter case, the cellular license is limited to one 10 MHz PCS channel block.

    The FCC licensed the first two 30 MHz MTA frequency blocks in 1995. The FCC is currently holding an auction for the 30 MHz BTA block which is reserved for small business entities. APT has been licensed in eight MTAs for 30 MHz blocks. APT has entered into a definitive agreement to sell its license covering the Guam MTA, subject to FCC approval, and is pursuing the sale of its license for the Alaska MTA.

    In compliance with FCC restrictions on common ownership of cellular and broadband PCS interests in overlapping market areas, USM entered into a series of arrangements for the divestiture or restructuring of certain of its cellular interests in market areas where APT was awarded broadband PCS licenses. A number of these proposed arrangements required FCC approval of assignment or transfer of control applications before they could be consummated. All of these applications have been approved by the FCC and are either consummated or awaiting consummation. APT believes that it has taken reasonable steps to comply with the FCC's cross-interest policies. This is no assurance that the FCC might not raise questions regarding these compliance efforts.

    PCS technology is currently under development and will be similar in some respects to cellular technology. When it becomes commercially available, this technology is expected to offer increased capacity for wireless two-way and one-way voice, data and multimedia communications services and is expected to result in increased competition in USM's operations. The ability of these future PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-makings. These and other future technological developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by USM. There can be no assurance that the company will not be adversely affected by such technological developments.

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

COMPETITION

    USM's principal competitor for cellular telephone service in each market is the licensee of the second cellular system in that market. Competition for customers between the two systems in each market is based on quality of service, price, size of area covered, services offered, and responsiveness of customer service. The competing entities in many of the markets in which USM has an interest have financial resources which are substantially greater than those of USM and its partners in such markets.

    The FCC's rules require all operational cellular systems to provide, on a nondiscriminatory basis, cellular service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

    In addition to competition from the other cellular licensee in each market, there is also competition from, among other technologies, conventional mobile telephone and SMR systems, both of which are able to connect with the landline telephone network. USM believes that conventional mobile telephone systems and conventional SMR systems are competitively disadvantaged because of technological limitations on the capacity of such systems. The FCC has previously given approval, through waivers of its rules, to ESMR, an enhanced SMR system. ESMR systems may have cells and frequency reuse like cellular. The first ESMR systems were implemented in 1993 in Los Angeles. In 1995, an ESMR provider initiated service in Tulsa, Oklahoma, where USM operates a cellular system. Although less directly a substitute for cellular service, wireless data services and one-way paging service (and in the future, two-way paging services) may be adequate for those who do not need full two-way voice service.

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

    PCS is anticipated to be competitive with cellular service in the future. PCS providers are expected to offer digital, wireless communications services. Similar technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition. The first PCS system was initiated in Washington, D.C. in 1995. USM expects PCS operators to begin deployment of PCS in some of its larger cellular markets like Tulsa, Oklahoma; Knoxville, Tennessee; and Des Moines, Iowa in late 1996 or early 1997.

                              TELEPHONE OPERATIONS

    The Company's telephone operations are conducted through TDS Telecom and 100 telephone subsidiaries. These telephone companies, ranging in size from less than 500 to more than 40,000 access lines, serve 425,900 access lines in 28 states.

    The Company provides modern, high-quality local and long-distance telephone service. Local service is provided by the Company's operating telephone subsidiaries. Long-distance or toll service is provided through connections with long-distance carriers, primarily AT&T and the Bell Operating Companies ("BOCs"). The Company anticipates that it will need to make arrangements with AT&T, the BOCs and other large companies in order to offer certain software-intensive services such as information gateway services. There is no assurance that the Company will be able to obtain such arrangements or that such arrangements, if obtained, will be on terms favorable to the Company.

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

    The following table summarizes certain information regarding the Company's telephone operations.

                                                                  YEAR ENDED OR AT DECEMBER 31,
                                                    ----------------------------------------------------------
                                                       1995         1994        1993        1992        1991
                                                    ----------    --------    --------    --------    --------
                                                                      (DOLLARS IN THOUSANDS)
Telephone Operations
Access lines*.....................................     425,900     392,500     356,200     321,700     304,000
  % Residential...................................        80.6        81.3        82.0        83.1        83.8
  % Business (nonresidential).....................        19.4        18.7        18.0        16.9        16.2
Total revenues....................................  $  354,841    $306,341    $268,122    $238,095    $211,232
  % Local service.................................        26.8        26.8        26.9        27.4        29.0
  % Network access and long-distance..............        61.6        60.0        59.3        57.9        57.0
Depreciation and amortization expense.............  $   77,354    $ 68,878    $ 59,562    $ 51,946    $ 43,425
Operating income..................................      98,240      91,606      79,110      72,217      65,242
Construction expenditures.........................     101,139     117,867      82,233      67,357      67,856
Total identifiable assets.........................  $1,058,241    $984,563    $829,489    $723,855    $674,712

---------
* An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office.

TELEPHONE ACQUISITIONS

    TDS pursues an active program of acquiring operating telephone companies. Since January 1, 1991, TDS has acquired 24 telephone companies serving a total of 74,200 access lines for an aggregate consideration totaling $253.8 million. The consideration consisted of $49.7 million in cash and notes, 155,000 Preferred Shares and 4.8 million Common Shares of the Company. TDS also sold one telephone company serving 1,100 access lines in 1995.

    At December 31, 1995, the Company had agreements, awaiting regulatory or other approvals, to acquire one telephone company which serves 8,000 access lines. This acquisition is expected to be completed for an aggregate consideration consisting of approximately 658,400 Common Shares of the Company.

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

CONSTRUCTION AND DEVELOPMENT PROGRAM

    The Company's 1995 and 1996 capital plan reflects its continuing commitment to a First-To-Market service provisioning strategy. With the deployment of fiber-fed digital serving areas ("DSAs") designed to condition the Company's outside plant facilities for Integrated Services Digital Network ("ISDN") and the upgrading of its switching platforms with Signaling System 7 ("SS7"), Advanced Calling Services ("ACS") and ISDN, the Company intends to remain competitive in its service territories. During 1995, the Company continued to upgrade its exchange distribution network facilities by deploying 165 DSAs and

480 route miles of fiber optic cable. In 1996, the Company will update additional outside plant facilities through the implementation of 211 DSAs and 440 route miles of fiber optic cable. By year-end 1996, the Company expects to have 3,500 route miles of fiber cable in place. The Company continued its aggressive role out of flagship switching systems built by AT&T (the "5ESS") and Siemens Stromberg-Carlson (the "EWSD") in accordance with its strategy of bringing advanced calling services to its customers. In 1995, the Company installed 39 switching systems, including 11 host switches and in 1996, plans to install an additional 47 switching systems including 11 more hosts. The 1995 and 1996 installed switches represent 71,260 and 66,908 lines bringing the total AT&T and Siemens Stromberg-Carlson equipped lines installed to 250,541. The Company's switching platform upgrades and replacements result in 77,543 equipped lines of ISDN and 85,251 equipped lines of SS7 and ACS being installed in 1995 with an additional 91,411 and 115,803 equipped lines installed in 1996. At the end of 1996, cumulative totals for the Company's ISDN, SS7 and ACS rollouts are projected to be 281,066, 360,788 and 336,285 lines representing 59%, 75% and 70%, respectively, of all equipped lines. This switch deployment schedule will continue to keep the Company well ahead of its 1993 rollout plan.

    In 1995, the Company continued its efforts to improve customer service and engage new revenue sources. One such effort was the start-up of the Network Management Center ("NEMAC"). The NEMAC is a centralized switching support group that combines the knowledge and expertise of the Company's most experienced switching personnel to provide switching network performance monitoring 24 hours a day, 7 days a week, as well as providing technical assistance in the performance of switching equipment maintenance, problem resolution and upgrades. As of the end of 1995, six people were dedicated to NEMAC operations and before it is fully operational at the end of 1996, an estimated 28 additional people will be employed.

    New revenue ventures expanded in 1995 include TDSNET -- the Company's wholly owned internet provider -- which began its operations in late 1994 though the deployment of its first internet access node. In 1995, TDSNET expanded its operations to include 5 additional operating sites and anticipates expanding its operations to include a minimum of 8 additional nodes in 1996. Further, TDSNET has plans to investigate the feasibility of implementing 12 additional operating sites in late 1996 pending the results of associated market feasibility studies. The deployment of voice mail systems will also help supplement revenues through its 1996 deployment of 11 additional systems to bring the cumulative number of systems deployed to 31. A significant service enhancing project that will help to support the TDSNET and NEMAC operations also began in 1995. The TCP/IP Multiprotocal Network that interconnects the operating locations of TDSNET, the NEMAC, operating telcos and regional management centers of the Company was initiated in late 1995. The Multiprotocal Network will allow the Company to effectively provide centralized computing, switch surveillance, maintenance and upgrade support to its operating telephone companies, Internet nodes and management centers. Plans for the network to enable customer service personnel from one operating location to assist customers at a different operating location will also be implemented in 1996. At year-end 1995, 16 operating companies and the 5 management centers were interconnected via the TCP/IP network with an additional 50 operating companies planned for interconnection by the end of 1996.

    During 1995, the Company initiated a voice dialing trial, which will continue in 1996, at an Indiana subsidiary. If the results of the trial prove positive, further deployment of voice dialing will be planned. The Company also completed plans to deploy 3 Asynchronous Transfer Mode ("ATM") video switching systems in Oklahoma as part of a 1996 county-wide interactive educational system. Both new ventures will enhance the Company's portfolio of telecommunications technology experience.

    The Company's total 1996 capital budget is $125 million compared to $101.1 in 1995 and $117.9 in 1994. Financing for the 1996 capital additions will be provided primarily by internally generated funds and supplemented by RUS long-term financing.

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

Currently, the RUS is authorized to make hardship loans at a 5% interest rate and other loans at an interest rate approximating the government's rate for instruments of comparable maturity. The previous rate cap of 7% for these loans has been removed for 1996. The RTB, established in 1971, makes loans at interest rates based on its average cost of money (6.88% for its fiscal year ended September 30, 1995), and in some cases makes loans concurrently with RUS loans. In addition, the RUS guarantees loans made to telephone companies by the FFB at the federal cost of money (6.562% for a 35-year note at December 31, 1995).

    Substantially all of the Company's telephone plant is pledged or is subject to mortgages to secure obligations of the operating telephone companies to the RUS, RTB and FFB. The amount of dividends on common stock that may be paid by the operating telephone companies is limited by certain financial requirements set forth in the mortgages. Of the $390.6 million of underlying retained earnings of the telephone subsidiaries at December 31, 1995, $169.1 million was available for the payment of dividends on the subsidiaries' common stock.

    At December 31, 1995, the Company's operating telephone companies had unadvanced loan commitments under the RUS, RTB and FFB loan programs aggregating approximately $147 million, at a weighted average annual interest rate of 6.31%, to finance specific construction activities in 1996 and future years. These loan commitments are generally issued for five-year periods and may be extended under certain circumstances. The Company's operating telephone companies intend to make further applications for additional loans from the RUS, RTB and FFB as their needs arise. There is no assurance that these applications will be accepted or what the terms or interest rates of any future loan commitments will be.

    A number of the telephone subsidiaries recover a proportion of their costs via interstate support mechanisms. The 1996 Act requires modification of those mechanisms by early 1997. In the interim, the interstate Universal Service Fund ("USF") has been capped and indexed for years 1994, 1995 and the first half of 1996. The 1996 Act requires an extensive review of support mechanisms, including USF, which could involve the development of new mechanisms and changes in eligibility criteria. There is no assurance that cost recovery through direct and indirect interstate mechanisms will remain at current levels. Some telephone subsidiaries are in states where support and rate structures are under reevaluation or have been changed. The 1996 Act also affects state support programs. There is no assurance that the states will continue to provide for cost recovery from current sources. The Company would expect to seek higher local service rates to recover costs for which current interstate or intrastate recovery may become unavailable.

REGULATION

    LECs, including the Company's local telephone operating subsidiaries, are regulated by state regulatory agencies with respect to such matters as local rates, intrastate toll rates, intrastate access charges billed to intrastate interexchange carriers, service areas, service standards, accounting and related matters. States have traditionally regulated entry to compete with an existing LEC. However, the 1996 Act has almost completely preempted state entry authority. In a number of states, construction plans, borrowing, depreciation rates, affiliated charge transactions and certain other financial transactions are also subject to regulatory approval. The Company has sought and will continue to seek appropriate increases in local and other service rates and changes in rate structure to achieve reasonable rates and earnings. The Company also actively seeks to maintain current revenue streams in light of increasing earnings review activity at the state level and the enactment of the 1996 Act which adopts a national policy favoring local exchange service competition and intrastate long distance competition.

    Although the TDS LECs still operate largely in a regulated environment, the Company has been taking steps to prepare for competition. For example, with the onset of local competition, the Company will seek pricing and policy directives to make its rate structures more appropriate in a competitive environment. The TDS Telecom operating LECs are also participating in state regulatory and legislative processes seeking appropriate recognition and policy responses for differences encountered in serving rural service areas. The developing changes in market structure and policy might impact the operating

LECs' earnings if adequate rate increases are not approved or are unduly delayed. To the extent that state regulatory approval of operating company responses to policy and marketplace changes remain necessary, TDS is not now able to predict the extent of such impact.

    The FCC regulates interstate toll rates, interstate access charges paid by interexchange carriers to local exchange carriers and other matters relating to interstate telephone service. The FCC also regulates and requires licenses for the use of radio frequencies in telephone operations. The Company's telephone subsidiaries concur in the National Exchange Carrier Association ("NECA") interstate common line and traffic sensitive tariffs pursuant to FCC rules and participate in the access revenue pools administered by NECA for interstate access services. Where applicable, the Company's subsidiaries also participate in intrastate access tariffs and toll-pooling arrangements approved by state regulatory authorities for intrastate long distance services. Such interstate and intrastate arrangements are intended to compensate LECs, such as the Company's operating telephone companies, for the costs, including a fair rate of return, of facilities furnished in originating and terminating interstate and intrastate long distance services. The FCC has stated its intention to conduct a comprehensive review of its interstate access rules.

    Numerous aspects of federal and state telephone regulation have, in recent years, been subject to reexamination and ongoing modification, often to pursue the goals of increasing competition and reducing regulation. For example, state toll revenue pooling arrangements that are the source of substantial revenues to local exchange companies continue to be replaced with access-charge-based arrangements. In these cases, access charges are typically priced to result in revenue flows similar to those realized in the toll-pooling process. To the extent they are not, the Company may seek adjustments in other rates. The 1996 Act is likely to accelerate the pace of both state and federal regulatory reevaluation.

    Some of the Company's high cost rural companies now recover a greater portion of their costs from interstate sources than do urban companies. The FCC and a federal-state joint board are conducting a rulemaking proceeding on this subject which could lead to a reduction of this source of revenue. The FCC has limited the growth of such interstate high cost recovery under the existing mechanism pending adoption of new rules. Prior to the 1996 Act, the FCC was seeking to control the level of interstate high cost support by regulating the support available when an underserved rural LEC or a rural portion of a larger LEC is acquired. The new proceeding on universal service support is expected to pursue some of the earlier proceedings' proposals. This might affect the Company's decision or purchase price for further potential acquisitions. Among the many proposals advanced for modifying high-cost support are proposals to base high cost compensation on some "proxy," rather than the current actual cost measurements, and to make competitors eligible for high cost compensation. The impact will depend on which of the many alternatives the FCC and joint board members select. The Company is pursuing a strategy of network modernization and customer service designed to maintain a strong competitive position as national and state policies change.

    The FCC and many states are placing large LECs under "price caps," rather than rate-of-return regulation. The price cap approach differs from traditional rate-of-return regulation by focusing primarily on the prices of communication services. The intention of price cap regulation is to focus on productivity, and the FCC's plan for telephone operating companies provides for the sharing with customers of profits, achieved by increased productivity, that exceed allowed returns. The Company's telephone subsidiaries have not elected price caps or an alternative FCC plan designed for smaller LECs for 1996 and will, therefore, remain in the NECA pools for this period. Since approximately one-third of the Company's telephone subsidiaries serve high-cost areas, important averaging mechanisms associated with the NECA pooling process would be lost if the Company elected either of the alternatives to traditional rate-of-return regulation. However, the FCC is currently considering whether to initiate a proceeding to prescribe a new rate of return for rate-of-return LECs. In addition, NECA has pending with the FCC a Petition for Rulemaking proposing rule revisions to allow incentive settlement options within the NECA pools. The settlement options are designed to provide companies wishing to remain in the NECA pools with incentives similar to those previously adopted by the FCC but only available to non-NECA participants. Management continues to evaluate opportunities under all forms of regulation.

    The FCC has been gradually relaxing regulation of AT&T's interstate services as competition develops. The 1996 Act preserves interstate toll rate averaging and endorses a nationwide policy that interstate and intrastate long distance rates should not be higher in rural locations with limited traffic volumes than in high volume urban areas.

    The reevaluation of telephone company requirements and compensation arrangements which is mandated by the 1996 Act introduces uncertainty as to the future prospects of the Company's local telephone businesses. For example, the FCC has said it will commence a more comprehensive review of LEC access charge rules and policies, but has not yet indicated what changes it will propose or when it will consider changes in access policy. The outcome of such a review may affect the source and nature of the operating companies' recovery of interstate-allocated costs. The FCC has also opened a proceeding to develop new policies for LECs' compensation arrangements with cellular and PCS providers for interconnections between and among LEC and wireless networks. To the extent that resolution of the proceeding may raise the TDS LECs' interconnection costs, the operating companies would expect to adjust their charges to recover such increased costs. The FCC must first resolve questions about how the 1996 Act affects its jurisdiction and regulatory options. In the past, the FCC has frequently adopted transition rules when changing cost recovery mechanisms to prevent abrupt revenue and rate changes. While regulatory issues remain unresolved, the Company cannot predict the cumulative nature or extent of impacts from regulatory reform.

TELECOMMUNICATIONS ACT OF 1996

    The Telecommunications Act of 1996 (the "1996 Act") was enacted on February 8, 1996. The 1996 Act mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens.

    The 1996 Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a federal-state joint board. Much of this implementation must be completed in numerous, virtually simultaneous, proceedings with short, 6-18 month, deadlines. These proceedings are expected to address issues (and possibly even proposals) already before the FCC in pending rulemaking proceedings affecting the telephone and wireless industries, as well as additional areas of telecommunications policy and regulation. The proceedings will also replace, modify or terminate existing FCC and state policies and regulations that are inconsistent with the new law.

    OPEN COMPETITION. The primary purpose and effect of the new law is to open all telecommunications markets to competition -- including local telephone service. The 1996 Act makes virtually all direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose "competitively neutral" requirements that are consistent with the 1996 Act's universal service provision and necessary for universal services, public safety and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices in rural telephone company service areas.

    Some specific provisions of the 1996 Act which are expected to affect local exchange, wireless and interexchange providers are:

    EXPANDED  INTERCONNECTION OBLIGATIONS.   The 1996 Act  establishes a general
duty for all telecommunications carriers, including cellular and PCS providers, to interconnect with other carriers.

    Congress has also developed a somewhat more specific list of requirements with respect to the interconnection obligations of Local Exchange Carriers ("LECs"). These obligations include resale, number portability, dialing parity, access to rights-of-way and reciprocal compensation. These LEC obligations do not extend to wireless service providers, unless the FCC decides to include them within the definition of a LEC. However, the requirements apply to competitive providers of local exchange or exchange access services, as well as the incumbent LECs, including the TDS Telecom LECs.

    Unless exempted or granted suspension or modification, LECs designated "incumbents" have additional obligations as follows: to negotiate in good faith; to comply with more detailed interconnection terms, including non-discrimination and unbundling their network and service components so competitors may provide only those elements they choose to provide; to offer their retail services at wholesale rates to facilitate resale by their competitors; and to allow other carriers to place equipment necessary for interconnection or access on their premises.

    The 1996 Act establishes a framework for state commissions to mediate and arbitrate interconnection negotiations between incumbent LECs and carriers requesting interconnection, services or network elements. The 1996 Act establishes deadlines, standards for state commission approval of interconnection agreements and recourse to the FCC if a state commission fails to act.

    UNIVERSAL SERVICE. The 1996 Act establishes principles and a process for implementing a strengthened "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates.

    Regulators must complete a major overhaul of current support mechanisms to eliminate implicit subsidies. All long distance providers must provide urban and rural long distance services essentially at averaged rates and must average long distance calls from one state to another. To receive universal service support, a carrier must obtain state designation as an "eligible telecommunications carrier" and provide universal service throughout a state-designated service area. The state must designate more than one requesting eligible carrier to receive support in most areas, but can only do so in a rural telephone company's area if it makes a public interest finding.

    CARRIER SUPPORT OBLIGATIONS. The 1996 Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution," to support the cost of providing universal service, unless their contribution would be DE MINIMIS.

    BELL OPERATING COMPANY PROVISIONS. The 1996 Act establishes the process for eliminating all remaining line-of-business restrictions placed on the BOCs by the AT&T divestiture consent decree. Subject to specific safeguards, the BOCs may immediately provide long distance service outside the area where that Bell group serves, as well as specified "incidental" long distance services. For in-region long distance relief, the BOCs must obtain an FCC public interest finding and show that they have met a strict list of interconnection requirements and that there is a specified level of competition in each in-region state to be relieved of the long distance ban.

    PROHIBITION AGAINST CROSS-SUBSIDY. The 1996 Act prohibits a LEC from subsidizing any competitive service (including voice mail, voice storage/retrieval, live operator services and related ancillary services) from its telephone exchange service or exchange access service.

    TELEPHONE COMPANY PROVISION OF CABLE TELEVISION SERVICES. The 1996 Act eliminates the ban on LEC provision of cable programming service directly to subscribers within its telephone service area. However, most mergers, acquisitions and joint ventures by LECs and cable systems in the same area remain unlawful.

    INFRASTRUCTURE  SHARING.   LECs  with "eligible  telecommunications carrier"
status that lack economies of scale may share features and functions of larger neighboring incumbent LECs on non-common carrier terms.

    USE OF CUSTOMER INFORMATION. The new law restricts the use of customer information for purposes beyond the provision of service except subject to prescribed safeguards, and requires LECs to provide directory listing information to competing telephone directory providers.

    ELIMINATION  OF   ALIEN   OFFICER/DIRECTOR  RESTRICTIONS.      The   current
restrictions on the numbers of alien officers and directors of FCC licensee companies and companies controlling such licenses has been eliminated.

    BOC COMMERCIAL MOBILE JOINT MARKETING. BOCs are permitted to market jointly and sell wireless services in conjunction with telephone exchange service, exchange access, intraLATA and interLATA telecommunications and information services.

    WIRELESS FACILITIES SITING. The 1996 Act limits the rights of states and localities to regulate placement of wireless facilities so as to "prohibit" the provision of wireless services or to "discriminate" among providers of such services. It also eliminates environmental effects (provided that the wireless system complies with FCC rules) as a basis for states and localities to regulate the placement, construction or operation of wireless facilities.

    EQUAL ACCESS. Section 332(c) of the Communications Act is amended to provide that wireless providers are not required to provide equal access to common carriers for toll services. The FCC is authorized to require unblocked access subject to certain conditions.

    DEREGULATION. The FCC is required to forbear from applying any statutory or regulatory provision that is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forbear from applying. In addition, the FCC must review its telecommunications regulations every two years and change any that are no longer necessary.

COMPETITION

    The 1996 Act ushers in a new wave of competition in the telecommunications industry. The 1996 Act embraces competition in telecommunications as a national policy and also starts the process of deregulation. The 1996 Act applies expanded interconnection and other requirements to local exchange telephone companies for the purpose of stimulating competition. Initially, TDS Telecom LECs may qualify for an exemption from certain interconnection provisions of the 1996 Act.

    The Company has no assurance that its LECs will not be adversely affected by the changes mandated by the 1996 Act. The Company believes that there eventually will be open entry into nearly every aspect of the telephone industry, including local service, interstate and intrastate toll, switched and special access services and customer premises equipment. Accordingly, the Company expects competition in the telephone business to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services.

    A series of FCC, court and state regulatory agencies' decisions have introduced competition into certain sectors of the telephone industry already. Technological developments in cellular telephone, digital microwave, coaxial cable, fiber optics and other wireless and wired technologies may further encourage the development of alternatives to traditional telephone service. Facilities-based competition for intra-LATA toll markets is growing at the state level (and this trend is expected to continue). Although states have generally acknowledged differences in urban and rural markets, the competitive nature of individual markets will be determined by FCC rules and state commission implementation efforts.

    Certain providers and users of toll service may seek to bypass the LEC's switching services and local distribution facilities, particularly if services are not strategically priced. There are three primary ways by which users of toll service may bypass the Company's switching services today. First, users may construct and operate or lease facilities to transmit their traffic to an interexchange carrier. Second, certain interexchange carriers provide services which allow users to divert their traffic from the LEC's usage-sensitive services to their flat-rate services. Third, users may choose to use cellular telephone service to bypass the LEC's switching services. The Company's telephone subsidiaries have experienced only a small loss of traffic to such bypass. The Company and the exchange carrier industry are seeking to address bypass by advocating strong public policy which ensures adequate interstate and intrastate cost recovery mechanisms for high cost rural telephone service and flexible pricing, including reduced pricing of access and toll services, where appropriate.

    The 1996 Act may provide the Company with increased communications opportunities in video and voice communications. The 1996 Act allows telephone companies to provide video programming in the service areas, but places restrictions on cable system buyouts and management arrangements. The Company will actively monitor regulatory proceedings seeking to protect its interests in these areas, and will continue to evaluate new business opportunities that might arise.

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

    The paging industry started in 1949 when the FCC allocated certain radio frequencies for exclusive use in providing one-way and two-way types of mobile communications services. The industry grew slowly during its first thirty years as the quality and reliability of equipment was developed and the market began to perceive the benefits of wireless communications. Until the 1980s, the industry was highly fragmented with a large number of small, local operators. During that decade, acquisitions of many firms by regional telephone companies and others greatly consolidated the industry. Several large industry acquisitions occurred during the mid-1990s which resulted in the further consolidation of the paging industry.

    In April 1995, APP was granted five regional narrowband PCS licenses by the FCC, providing equivalent coverage to that of a nationwide license. Each of the five licenses consists of a 50 kHz outbound channel on frequency 930.625 MHz paired with a 12.5 kHz return channel on frequency 901.80625 MHz. The PCS licenses provide APP with the opportunity to introduce two-way wireless messaging communications services including acknowledgment paging, data and telemetry services and digitized voice messaging throughout the United States. The Company intends to begin deploying these new services in some of its existing markets in early 1997.

    Manufacturers of pagers and transmission equipment have produced innovative technological advances which are expected to continue to broaden the potential market size for paging services and support the industry's rapid growth rate. Micro circuitry, liquid crystal display technology and digital signal processing all have expanded the capability and capacity of paging services while reducing equipment and air time costs and equipment size. Future technological developments are expected to greatly expand the messaging capacity of the paging infrastructure and provide advanced two-way paging and data services such as acknowledgment paging, which allow customers to confirm a message to the originator. Other developments include digitized voice paging and notebook/palm-top computer wireless data applications connected to the network by a wireless modem encased in a Personal Computer Memory Card International Association ("PCMCIA") card which functions as a pager and wireless modem.

    APP provides wireless communications messaging services in the United States with operations concentrated in Florida and in the Mid-Atlantic and Midwest regions. APP has experienced strong growth in the number of pagers in service, increasing from 236,800 at the end of 1991 to 784,500 at year-end 1995.

    The following table summarizes certain information about APP's operations.

                                                                 YEAR ENDED OR AT DECEMBER 31,
                                                    --------------------------------------------------------
                                                      1995        1994        1993        1992        1991
                                                    --------    --------    --------    --------    --------
                                                                     (DOLLARS IN THOUSANDS)
Pagers in service.................................   784,500     652,800     460,900     322,200     236,800
Total revenues....................................  $107,150    $ 92,065    $ 75,363    $ 54,716    $ 43,972
Depreciation and amortization expense.............    24,692      17,178      13,392      10,412       9,047
Operating (loss)..................................    (8,997)       (169)       (721)     (5,447)     (7,750)
Additions to property and equipment...............    28,994      27,403      24,813      15,501      13,322
Identifiable assets...............................  $159,170    $146,107    $ 74,923    $ 57,080    $ 41,726

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

    EXTENSIVE SPECTRUM ACQUISITIONS. In 1995, APP was granted five regional narrowband PCS licenses at auction by the FCC, providing coverage equivalent to that of a nationwide license. Each license consists of a 50 kHz outbound channel on frequency 930.625 MHz paired with a 12.5 kHz return channel on frequency
901.80625 MHz. The licenses will enable APP to introduce two-way wireless messaging communications services including acknowledgment paging, data and telemetry services, wireless e-mail and digitized voice messaging. During 1996, APP plans to complete three phases of beta-testing of the ReFLEX25-Registered Trademark- protocol and to initiate engineering design and construction in the initial markets by year-end. APP also intends to continue exploring synergies with affiliated companies, such as United States Cellular Corporation and American Portable Telecom, Inc.

    In 1994, the FCC granted APP exclusive use of a paging channel on 929.3375 MHz throughout the United States subject to construction/buildout requirements. APP notified the FCC, by letter dated January 23, 1995, that these requirements had been met. APP believes this license will enable the Company to offer competitive regional and nationwide messaging services and has built the systems required to utilize and retain an exclusive license. APP's Minnesota, Oklahoma and Washington, D.C. systems utilize this frequency.

    STRATEGIC ALLIANCES AND AFFILIATES. APP is a joint venture partner with Nexus Telecommunications Systems Ltd. Of Israel ("Nexus") in American Messaging Services, LLC. ("AMS"). AMS was formed to develop multiple applications and distribution channels worldwide for a patented communications network that provides two-way paging, location and telemetry services. In September 1995, American Paging and Nexus introduced the TAG pager, a low-cost two-way pager which will operate on the Nexus network. Samsung Electronics of Korea will manufacture the first version of the TAG pager. American Paging holds the exclusive marketing rights for the Nexus two-way paging technology in the Western Hemisphere.

    In October, APP announced an agreement with Upper Canada Communication Group, Inc. ("UCCG") of Toronto for the coordinated development and use of narrowband PCS and conventional PCP paging frequencies in North America. Under the terms of the agreement, each company will pursue its own PCS build out plans but will have the added potential to market North American coverage of advanced wireless messaging services. In a related action, both the FCC and Industry Canada have provided conditional authority for both companies to construct and operate transmitters in previously restricted areas.

APP RESTRUCTURING

    During the third quarter of 1995, APP began restructuring three key operating areas: sales and marketing, administration, and customer service. Upon completion, APP expects to improve its customer mix, lower its administrative costs and improve customer service. The restructuring is expected to extend into the second half of 1996. Restructuring-related expenses include severance costs to be paid as APP's operating centers are closed, costs of canceling office leases and incurred consulting fees.

    The first goal of the restructuring effort is to increase sales productivity. A key element of this strategy is to improve customer mix. American Paging aims to increase the percentage of paging units sold directly to customers by increasing the number of direct sales representatives. Over one-half of APP's employees are anticipated to be involved in sales functions at the completion of restructuring. Another key element of the strategy is to increase sales force productivity through both an improved organization structure designed to clarify responsibilities and streamline communications, and improved sales force training.

    The second goal of the restructuring effort is to reduce both operating and administrative expense. APP plans to consolidate 17 operating centers into a single facility to be located in Oklahoma City, Oklahoma. The national Customer Service Center ("CSC") office will consolidate APP's customer service, administrative, billing and collections functions. Currently, the administrative centers are co-located with 17 of APP's 38 sales offices. Following the restructuring, field offices will be primarily devoted to sales, and will occupy significantly reduced office space.

    The third goal of the restructuring effort is to improve customer service, which is critical to adding and retaining customers. Beginning in the second quarter of 1996, American Paging plans to provide full-service customer response 24-hours-per-day, seven-days-per-week through its CSC.

PAGING OPERATIONS

    APP provides local, state-wide, regional and nationwide advanced, one-way digital wireless messaging communications services to customers through its sales and service operation centers. It offers local and regional paging coverage throughout Florida, the Midwest (including all or parts of Illinois, Indiana, Kentucky, Minnesota, Missouri and Wisconsin), the Mid-Atlantic (including all or parts of Maryland, Pennsylvania, Virginia, and Washington, D.C.) regions, and in the states of Oklahoma, Texas, Arizona and Utah. One-way paging services are also offered in Ohio, Iowa, and Southern California, through various transmitter-sharing agreements with nonaffiliated service providers. Nationwide one-way and two-way paging is offered through APP's alliance with nonaffiliated service providers.

    Generally, a paging system consists of a control center, transmitters, dedicated links (wire, fiber optic, radio, or satellite) between the control center and the transmitters and the pagers themselves. The control center is interconnected with the public switched telephone network ("PSTN") and receives messages from land line telephones. Messages received at the control center are matched to each pager's unique telephone number, or "cap code," translated into digital signals and forwarded over dedicated links to transmitters that broadcast the message over a specified frequency. If the pager to which the message is directed is in the transmitter coverage area, it will recognize its "cap code" and indicate to its wearer that it has received a page.

    APP currently provides four types of pagers in all of its markets: digital (or numeric) display, alphanumeric text display, tone and voice. A digital display pager permits a caller to transmit to the customer a numeric message that may consist of a telephone number, an account number or coded information. It has the memory to store several numeric messages that can be recalled by the customer when desired. Alphanumeric text display service allows customers to receive, store, and display full text messages of between 80 and 160 characters, which are sent from either a data entry device or an operator. A tone pager notifies the customer that a message has been received by emitting an audible beep, displaying a flashing light or vibrating. In the case of voice service, the notification is followed by a brief voice message.

    Since 1986, APP has made a limited number of selective acquisitions of paging companies which had been providing service in the same areas as APP, or in areas adjacent to APP's service areas. In 1995, APP obtained approximately 28,400 customers from its acquisition of Dial-Page, Incorporated (of Florida), Page Link (of Minnesota) and the Texas paging assets of Century Telecommunications, Inc. In total, APP has added 87,300 net customers through acquisitions since 1991. As the industry continues to consolidate, APP expects to evaluate attractive acquisition opportunities and continue to make selective acquisitions on an ongoing basis.

MARKETING STRATEGY

    APP directs its marketing efforts at value-oriented customers who appreciate APP's high degree of technical reliability and high level of customer service. APP's marketing strategy is designed to increase market share and operating cash flow by achieving rapid growth at modest cost per net customer unit added. Continuing quality improvements, including new services and products, help stimulate this growth while controlling costs.

    APP generates its revenues from (i) service usage billed on a flat-rate or measured-service basis, (ii) pager rentals, (iii) pager warranties, maintenance and repair, (iv) loss protection, (v) voice mail usage on a flat rate or measured service basis, (vi) activation fees, (vii) the sale of pager accessories and (viii) service usage of value-added services such as text dispatching, second telephone numbers or group calls. Service to end users is provided directly by APP in most cases.

    APP markets its services directly through its sales force complemented by customer service representatives, and indirectly through third-party resellers and retailers. APP's sales force and customer service representatives have the responsibility to ensure that all customers and prospects as well as resellers and retailers understand APP's competitive advantages: reliable high-quality wireless networks, wide-area coverage, value-priced selection of pagers and ancillary services, and responsive sales and customer service staff.

    APP offers its services to third-party resellers under marketing agreements. APP offers paging air time in bulk quantities at wholesale rates to resellers who then "re-sell" APP's air time to end users at a markup. APP's cost of obtaining customer units through resellers is substantially less than the cost of obtaining customer units through direct sales or retail distribution channels. Resellers incur the cost to acquire customers as well as to service, bill and collect revenues from the customer. They also assume the cost of the paging unit for those who rent rather than purchase. APP sells pagers to retailers at a small mark-up or cost. Retail outlets then sell the pagers to the customers who then purchase the services from APP. Resellers and retailers may also sell services of other wireless communications companies which may compete with APP. APP seeks to develop long-term and cooperative relationships with its resellers and retailers.

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

    A  number  of  wireless  communication  technologies,  including   cellular,
broadband and narrowband PCS, SMR and others, are competitive forms of technology used in, or projected to be used for, wireless two-way communications. Cellular telephone technology provides an alternative communications system for customers who are frequently away from fixed-wire communications systems (i.e., ordinary telephones). APP believes that paging will remain one of the lowest-cost forms of wireless messaging due to the low-cost infrastructure associated with paging systems, as well as advances in technology that will provide for reduced paging costs.

    Narrowband PCS differs from cellular and broadband technology and service in that APP expects it to carry primarily high-speed one-way and two-way paging, data transfer and short voice messages. APP envisions applications for narrowband PCS such as convenient two-way paging potentially aimed at business users and the mass consumer market; increased capacity to support more alphanumeric customers; high-speed, two-way data conveyance to highly mobile devices such as lap-top computer and Personal Digital Assistants ("PDA"); and high-speed, one-way digitized voice messaging. APP believes that these services will be complementary to the services and functionality of cellular and broadband PCS. APP intends to begin providing narrowband PCS services in selected markets as the technology becomes commercially available, which is estimated to be early 1997.

    Broadband PCS technology is currently under development and will be similar in design to cellular technology. When offered commercially, this technology will offer increased capacity for wireless two-way communication and, accordingly, is expected to result in increased competition for APP.

    Future technological developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the paging services currently offered by APP. There can be no assurance that APP would not be adversely affected by such technology changes.

GOVERNMENT REGULATION

    APP's paging operations are subject to regulation by the FCC and by state regulatory agencies. The FCC exercises broad authority to regulate market entry and rates and shares responsibilities with state regulatory authorities over a broad range of other matters. See "Telephone Operations -- Telecommunications Act of 1996."

    The FCC is responsible for awarding licenses for the wireless or radio frequencies used by APP and its subsidiaries to provide its one- and two-way messaging and other service offerings. It also establishes and enforces the licensing, technical and operating rules which govern operations on those frequencies, the terms and conditions under which the wireless systems of APP and its subsidiaries are interconnected with and obtain services and facilities from other service providers such as local exchange carriers and others with respect to interstate services and adjudicates any consumer or other complaints filed under the Communications Act with respect to service providers subject to its jurisdiction.

    The FCC licenses granted to APP are issued for up to ten years at the end of which time renewal applications must be approved by the FCC. Most of APP's current licenses expire between 1997 and 2001. FCC renewals are generally granted as long as APP is in compliance with FCC regulations. Although APP is unaware of any circumstances which would prevent the approval of any pending or future renewal applications, no assurance can be given that APP's licenses will be renewed by the FCC in the future. Moreover, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or revoke or modify licenses. No license granted to APP has ever been involuntarily revoked or modified.

    The Communications Act requires licensees, such as APP, to obtain prior approval from the FCC for the assignment or transfer of control of any construction permit or station license, or any rights thereunder. The Communications Act also requires prior approval by the FCC of acquisitions of other paging companies by APP. The FCC has approved all transfers of control for which APP has sought approval. APP also routinely applies for FCC authority to use frequencies, modify the technical parameters of existing licenses, expand its service territory and provide new services. Although there can be no assurance that any future requests for approval or applications filed by APP will be approved or acted upon in a timely manner by the FCC, or that the FCC will grant the relief requested, APP has no reason to believe that any such requests, applications or relief will not be approved or granted.

    Pursuant to 1993 amendments to the Communications Act, a paging service is classified as a CMRS, to the extent that it is a service offered to the public, for a fee, which is interconnected to the public switched telephone network. The FCC has determined that it will forbear from requiring CMRS carriers to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

    The scope of state regulatory authority while excluding market entry and rate regulation covers such matters as the terms and conditions of interconnection between local exchange carriers and wireless carriers with respect to intrastate services, customer billing information and practices, billing disputes, other consumer protection matters, facilities setup issues, transfers of control, the bundling of services and equipment and requirements relating to the availability of capacity on a wholesale basis. In these areas, particularly the terms and conditions of interconnection between local exchange carriers and wireless providers, the FCC and state regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively.

    The FCC and a number of state regulatory authorities have initiated or indicated their intention to examine the structure of access charge payments, mutual compensation arrangements for interconnected local exchange carriers and wireless providers, the pricing of dedicated and common transport and switching facilities provided by local exchange carriers to wireless providers, implementation of number portability to permit customers to retain their telephone numbers when they change service providers, and alterations in the structure of universal service funding.

    APP and its subsidiaries have been and intend to remain active participants in proceedings before the FCC and, through its membership in state associations of wireless providers, before state regulatory authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have a significant impact on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers. APP is unable to predict the scope, pace, or financial impact of policy changes which could be adopted in these proceedings.

                            BROADBAND PCS OPERATIONS

THE WIRELESS TELECOMMUNICATIONS INDUSTRY

    PCS is a term commonly used in the United States to describe a portion of radio spectrum (1850-1990 MHz) 60MHz of which was auctioned by the FCC in March 1995. This portion of radio spectrum is to be used by PCS licensees to provide wireless communication services. PCS will initially compete directly with existing cellular telephone, paging and mobile radio services. PCS will also include features which are not generally offered by cellular providers, such as:
(i) the provision of all services to one untethered, mobile number; (ii) lower-priced service options; and (iii) in the near future, medium-speed data transmissions to and from portable computers, advanced paging services and facsimile services. In addition, PCS providers may be the first to be able to offer mass market wireless local loop applications, in competition with switched and direct access local telecommunications services.

    OPERATION OF WIRELESS NETWORKS. Wireless service areas are divided into multiple regions called "cells," each of which contains a base station consisting of a low-power transmitter, a receiver and signaling equipment. The cells are typically configured on a grid in a honeycomb-like pattern, although terrain factors (including natural and man-made obstructions) and signal coverage patterns may result in irregularly shaped cells and overlaps or gaps in coverage. The base station in each cell is connected by microwave, fiber optic cable or telephone wires to a switching office. The switching office controls the operation of the wireless telephone network for its entire service area, performing inter-base station hand-offs, managing call delivery to handsets, allocating calls among the cells within the network and connecting calls to the local landline telephone system or to a long-distance telephone carrier. Wireless service providers have interconnection agreements with various local exchange carriers and interexchange carriers, thereby integrating the wireless telephone network with landline telecommunications systems. Because two-way wireless networks are fully interconnected with landline telephone networks and long-distance networks, subscribers can receive and originate both local and long distance calls from their wireless telephones.

    The signal strength of a transmission between a handset and a base station declines as the handset moves away from the base station, so the switching office and the base stations monitor the signal strength of calls in progress. When the signal strength of a call declines to a predetermined level, the switching office may "hand off" the call to another base station that can establish a stronger signal with the handset. If a handset leaves the service area of the wireless service provider, the call is disconnected unless an appropriate technical interface is established to hand off the call to an adjacent system.

    Operators of wireless networks frequently agree to provide service to subscribers from other compatible networks who are temporarily located in or traveling through the operator's service area. Such subscribers are called roamers. Agreements among network operators allocate revenues received from roamers. With automatic roaming, wireless subscribers are preregistered in certain networks outside their service area and receive service automatically while they are roaming, without having to notify the switching office. Other roaming features permit calls to a subscriber to follow the subscriber into different networks, so that the subscriber will continue to receive calls in a different network just as if the subscriber were within his or her service area.

    While PCS and cellular networks utilize similar technologies and hardware, they operate on different frequencies and utilize different signaling protocols. As a result, it generally will not be possible for users of one type of network to roam on a different type of network outside of their service area, or to hand off calls from one type of network to another. Digital signal transmission is accomplished through the use of frequency management technologies, or protocols. These protocols manage the radio channel either by dividing it into distinct time slots (a method known as Time Division Multiple Access, or "TDMA") or by assigning specific coding instructions to each packet of digitized data that comprises a signal (a method known as Code Division Multiple Access, or "CDMA"). While the FCC has mandated that licensed cellular networks in the U.S. must utilize compatible analog signaling protocols, the FCC has intentionally avoided mandating a universal digital signaling protocol. Currently, three principal competing, incompatible signaling protocols have been proposed by various vendors for use in PCS networks: GSM (as defined below), CDMA and TDMA. Because these protocols are incompatible, a subscriber of a network that relies on GSM technology, for example, will be unable to use his handset when traveling in an area served only by CDMA or TDMA-based wireless operators, unless he carries a dual-mode handset that permits the subscriber to use the cellular network in that area. For this reason, the success of each protocol will depend both on its ability to offer enhanced wireless service and on the extent to which its users will be able to use their handsets when roaming outside their service area.

    Wireless subscribers generally are charged separately for monthly access, air time, long-distance calls and custom-calling features (although custom-calling features may be included in monthly access charges in certain pricing plans). Wireless network operators pay fees to local exchange and long-distance telephone companies for access to their networks and toll charges based on standard or negotiated rates. When wireless operators provide service to roamers from other networks, they generally charge roamer air-time usage rates, which usually are higher than standard air-time usage rates for their own subscribers, and additionally may charge daily access fees. Special, discounted rate roaming arrangements, often between neighboring operators who wish to stimulate usage in their respective territories, provide for reduced roaming fees and no daily access fees.

PRODUCTS AND SERVICES

    APT's fundamental customer proposition will be an affordable, reliable, high-quality mobile voice communications service. At the commencement of commercial service, APT intends to offer coverage in those areas of the PCS Markets where most of the population lives and works. Subsequent construction of its PCS networks will provide coverage which approximates that of current cellular operators. APT will also provide roaming capabilities, through agreements with other GSM operators and cellular operators.

    APT will provide several distinct services and features, certain of which are currently available only on networks employing the GSM standard. These include:

    THE SMARTCARD. GSM technology employs a credit-card sized smartcard which contains a microchip containing detailed information about a customer's service profile. The smartcard will allow APT to initiate services or change a customer's service package from a remote location. The smartcard also allows customers to roam onto other GSM-based networks by using their cards in handsets compatible with the local network.

    FEATURE-RICH HANDSETS. As part of its basic service package, APT will provide easy-to-use, interactive menu-driven phones that will enable customers to utilize the features available in a GSM network. These handsets will primarily use words and easy-to-use menus rather than numeric codes to operate handset functions such as call-forwarding, call-waiting and text-messaging.

    SHORT TEXT MESSAGING. GSM technology allows for the capability to send and receive short text messages, similar to two-way radio paging services. This service allows APT to offer a quicker and less expensive form of wireless communication when a full conversation is not necessary.

    ENHANCED SECURITY. APT's service will provide greater security from eavesdropping and fraud than existing wireless service. Greater conversation security is provided by the encryption code of the digital GSM signal. Greater fraud protection is provided because GSM handsets require the use of a smartcard with a sophisticated authentication scheme, the replication of which is virtually impossible.

    In addition to its basic and enhanced wireless service packages, APT plans to bundle wireless services with other telecommunications services through strategic alliances and resale agreements.

APT will also seek to provide bundled service options in partnership with local businesses and affinity marketing groups. Examples include bundling wireless service with local telephone and utility services, with banking services or with local information services. Through these arrangements, APT's customers will be able to buy multiple services from a single provider, access account information remotely, and obtain services such as weather and traffic reports as text messages.

    As the market for wireless telecommunications services continues to develop, APT expects to offer advanced wireless applications such as mobile data services, wireless private branch exchange applications, wireless local loop services and other individually customized wireless products and services.

    APT plans to construct networks for its PCS markets using Global System for Mobile Communication ("GSM") technology. By implementing GSM technology, currently the most widely utilized PCS technology in the world, APT believes it will be able to launch service early in its markets as well as rapidly complete the initial construction of its networks.

    APT selected GSM technology for its PCS networks because it believes that GSM has significant advantages compared to other digital technologies. The advantages include (i) established commercial operations currently serving over 12 million customers in over 85 countries; (ii) new and enhanced service features not currently available through other technologies, including call encryption and text messaging; and (iii) an open architecture offering APT the flexibility and cost advantages of a technology supported by multiple equipment vendors offering "off the shelf" equipment.

    Although APT has chosen GSM for deployment in its PCS markets and believes that GSM offers significant advantages over the other two principal competing technologies for PCS deployment, to the extent most competitors in the PCS industry utilize a competing technology that is not compatible with GSM, APT's business could be adversely affected and APT's GSM network might be rendered obsolete.

    APT was incorporated in 1991 and has no significant operating history. APT expects to launch commercial service in early 1997. APT believes that its future operating results will be subject to several factors, some of which are outside the control of APT. These factors include the cost of constructing APT's PCS networks (including any unanticipated costs associated therewith), the costs of relocation of microwave licensees, changes in technology, and general and local economic conditions. In addition, the extent of the potential demand for PCS cannot be estimated with any degree of certainty.

    APT has incurred cumulative net losses from inception to December 31, 1995 of approximately $8.0 million. APT expects to incur significant operating losses and to generate negative cash flow from operating activities during the next several years, while it develops and constructs its PCS networks and builds a PCS customer base. There can be no assurance that APT will achieve or sustain profitability or positive cash flow from operating activities in the future. If APT cannot achieve operating profitability or positive cash flow from operating activities, it may not be able to meet its debt service or working capital requirements.

    The development, construction and initial start-up phase associated with the construction of APT's PCS networks will require substantial capital. APT estimates that the aggregate funds required through December 31, 1998 will total approximately $830 million. Although APT is seeking financing from various sources, there can be no assurance that financing will be available to APT or, if available, that it can be obtained on terms acceptable to APT and within any limitations that may be contained in the financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of APT's development and expansion plans and could have a material adverse effect on APT's financial condition and results of operations.

MARKETING AND DISTRIBUTION

    APT's marketing objective is to create demand for its PCS service by clearly differentiating its service offerings. APT believes the strength of its marketing efforts will be a key contributor to its success. APT has developed overall marketing strategies as well as certain, specific local marketing strategies for each PCS Market.

    APT plans to use both mass marketing and specific customer segment marketing. APT's mass marketing efforts will emphasize the value of APT's high-quality, innovative services and will be supported by a heavily promoted brand name. APT also plans to create marketing programs for particular customer segments. For each targeted segment APT will create a specific marketing program including a service package, pricing plan, promotional strategy and distinctive distribution channels.

    APT believes that by tailoring its service packages and marketing efforts to specific market segments, customers will perceive a higher value in relation to the cost of service, will be more inclined to use PCS services and will have higher levels of customer satisfaction. APT also believes that targeted service offerings generally create increased customer loyalty and satisfaction, lower churn and higher life-cycle margins.

    APT plans to offer its services and products through traditional cellular sales channels as well as through new, lower cost channels which increase the quality of the typical sale. APT will utilize traditional sales channels which might include mass merchandisers and retail outlets, company retail stores, sales agents and a direct sales force to execute both its mass-market and segment-specific strategies. Based in part upon the remote activation feature of the GSM smartcard, APT also intends to develop distribution innovations such as simplified retail sales processes and lower-cost channels which might include inbound telesales, affinity marketing programs, neighborhood sales and on-line sales.

APT'S PCS MARKETS

    APT has licenses to provide PCS services to the Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus MTAs. APT has entered into a definitive agreement to sell its license covering the Guam MTA, subject to FCC approval, and is pursuing the sale of its license for the Alaska MTA. APT believes its PCS Markets have attractive demographic characteristics including growing populations, high population densities, favorable commuting patterns, high median household incomes and favorable business climates. APT believes the geographic and economic diversity of its PCS Markets insulates it from regional trends and any single competitor. The following table sets forth certain information regarding the PCS Markets and ranks each of the MTAs below in relation to the 51 MTAs in the country with number one as the highest in each category.

SUMMARY MARKET DATA (1)

                                                1995
                                                POPS        POP     SQUARE
                     MTA                        (MM)       RANK      MILES
---------------------------------------------  -------     -----    -------
Minneapolis..................................      6.3       12     216,471
Tampa-St. Petersburg-Orlando.................      5.9       13      16,904
Houston......................................      5.7       14      39,799
Pittsburgh...................................      4.1       21      22,890
Kansas City..................................      3.0       34      42,212
Columbus.....................................      2.3       38      13,174
                                               -------              -------
Total........................................     27.3              351,450
                                               -------              -------
                                               -------              -------

---------
(1) Source: In the case of POPs, from 1995 Donnelley Information Services Estimates; in the case of square miles, Paul Kagan Associates 1995 PCS Atlas and Data Book.

COMPETITION

    The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades to existing analog wireless networks, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements, and changes in end-user requirements and preferences. Accordingly, APT expects competition in the wireless telecommunications business to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services.

    APT also will face competition from other current or developing technologies, such as paging, ESMR and global satellite networks and expects to compete with cellular and PCS resellers. In the future, cellular service and PCS will also compete more directly with traditional landline telephone service providers and with cable operators who expand into the offering of traditional communications services over their cable systems. In addition, APT may face competition from technologies that may be introduced in the future.

    APT anticipates that market prices for two-way wireless services generally will decline in the future based upon increased competition. APT will compete to attract and retain customers principally on the basis of services and enhancements, its customer service, the size and location of its service areas and pricing. APT's ability to compete successfully will also depend, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors, which could adversely affect APT's operating margins.

    APT will compete directly with up to five other PCS providers in each of its PCS Markets. These may include PCS PrimeCo, Sprint Telecommunications Venture ("STV") and AT&T Wireless Services, Inc. In addition, each of the PCS Markets will be served by other two-way wireless service providers, including licensed cellular operators and resellers. Many of APT's competitors have substantially greater financial, technical, marketing, sales and distribution resources than those of APT and have significantly greater experience than APT in testing new or improved telecommunications products and services and obtaining regulatory approvals. Some competitors are expected to market other services, such as cable television access, with their wireless telecommunications service offerings. Several of APT's competitors are operating, or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications networks that encompass most of the United States.

    APT also expects that existing cellular providers in the PCS Markets, most of which have an infrastructure in place and have been operational for a number of years, will upgrade their networks to provide comparable services in competition with APT. Principal cellular providers in the PCS Markets are AT&T Wireless Services, Inc., BellSouth Mobility, Inc., GTE Mobile Communications Corporation, AirTouch Communications, Inc., U S WEST NewVector Group, Inc., Bell Atlantic NYNEX Mobile and Ameritech Cellular.

    As of February 15, 1996, several major PCS providers, including PCS PrimeCo and STV, have publicly announced that they intend to deploy CDMA-based PCS networks. It is anticipated that CDMA-based PCS providers, including competitors in several of APT's PCS Markets, will cover markets containing at least 89% of the U.S. population. The fact that APT's PCS customers will not be able to roam into regions not served by GSM-based PCS networks, unless the customers use dual-mode telephones that would permit them to use the existing cellular network, and in which APT has entered into a roaming agreement with the cellular operator, may adversely affect APT's ability to establish a PCS customer base and to compete successfully in the PCS business with those PCS operators offering greater roaming capabilities.

    Handsets used for GSM-based PCS networks will not be automatically compatible with cellular systems, and vice versa. APT expects dual-mode phones to be available in early 1997, which will permit subscribers to roam by using the existing cellular wireless network in other markets. Until then, this lack of interoperability may impede APT's ability to attract current cellular subscribers or potential new wireless communication subscribers that desire the ability to access different service providers in the same market.

REGULATION OF WIRELESS TELECOMMUNICATIONS INDUSTRY

    REGULATORY ENVIRONMENT. The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the U.S. pursuant to the Communications Act and the rules, regulations and policies promulgated by the FCC thereunder. Under the Communications Act, the FCC is authorized to allocate, grant and deny licenses for PCS frequencies, establish regulations governing the interconnection of PCS networks with wireline and other wireless carriers, grant or deny license renewals and applications for transfer of control or assignment of PCS licenses, and impose fines and forfeitures for any violations of FCC regulations.

    PCS LICENSING. The FCC established PCS service areas in the United States and its possessions and territories based upon Rand McNally's market definition of 51 MTAs comprised of 493 smaller BTAs. Each MTA consists of at least two BTAs.

    The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The spectrum allocation includes two 30 MHz blocks ("A" and "B" blocks) licensed for each of the 51 MTAs, one 30 MHz block ("C" block) licensed for each of the 493 BTAs, and three 10 MHz blocks ("D," "E" and "F" blocks) licensed for each of the 493 BTAs. A PCS license will be awarded for each MTA and BTA in every block, for a total of more than 2,000 licenses. This means that in any PCS service area as many as six licensees could be operating separate PCS networks. Under the FCC's rules, a broadband PCS licensee may own combinations of licenses (E.G., one MTA (30 MHz) and one BTA (10 MHz)) with total aggregate spectrum coverage of up to 40 MHz in a single geographic area. Cellular licensees are restricted from holding attributable interests in 30 MHz PCS licenses for PCS service areas which significantly overlap their cellular service areas. When mutually exclusive applications are filed for the same MTA or BTA, those licenses will be awarded pursuant to auctions. The FCC has adopted comprehensive rules that outline the bidding process, describe the bidding application and payment process, establish penalties for certain bid withdrawals, default or disqualification and establish regulatory safeguards.

    On June 23, 1995, the Chief of the Wireless Telecommunications Bureau ("Bureau") of the FCC granted to subsidiaries of APT eight A and B block broadband PCS authorizations in an order in which, at the culmination of the A and B block auction, the FCC issued a total of 99 such initial authorizations. APT has paid its winning bid amount to the United States Treasury. An appeal has been taken to the FCC from the Bureau order by a party alleging that some of the authorizations were granted to parties which had engaged in collusion in the lottery. That party has also sought review of the denial of its motion for a stay of the grant of A and B block authorizations. No allegation of collusion was made against TDS or APT. A late-filed request for recision of the Bureau order was filed by a denied applicant for an authorization for New York City, which is not one of the markets for which APT holds authorizations. APT would defend vigorously any challenges to the authorizations it has been granted.

    On November 9, 1995, in CINCINNATI BELL TELEPHONE CO. V. FCC (Case No. 94-3701/4113), the United States Court of Appeals for the Sixth Circuit granted two petitions for review of an FCC order that had barred certain common ownership of cellular and PCS interests in the same market, and remanded the case to the FCC for further proceedings. Neither of the two petitioners had been barred by cross interests from applying for any of the authorizations the FCC later granted to APT. APT is watching the FCC proceedings closely.

    In compliance with FCC restrictions on common ownership of cellular and broadband PCS interests in overlapping market areas, United States Cellular, another subsidiary of TDS, entered into a series of arrangements for the divestiture or restructuring of certain of its cellular interests in market areas where APT was awarded broadband PCS licenses. A number of these proposed arrangements required FCC approval of assignment or transfer of control applications before they could be consummated. Many of these applications have been approved by the FCC and are either consummated or awaiting consummation. Certain applications filed by United States Cellular have been opposed and remain pending. APT believes that it has taken reasonable steps to comply with the FCC's cross-interest policies. There can be no assurance that the FCC will not raise questions regarding these compliance efforts.

    The grants of licenses to APT are also conditioned upon timely compliance with the FCC's buildout requirements, I.E., coverage of one-third of the population of a PCS market within five years of initial license grant and coverage of two-thirds of that population within ten years. A significant factor affecting the schedule and cost of APT's network implementation will be the relocation of existing private microwave facilities which operate on the same frequencies to be used for APT's broadband PCS operations. Under the FCC's policies, if APT decides that any existing microwave facility must be relocated, it is required to provide substitute facilities at its own expense so that the companies using these existing facilities may continue to have access to the same or equivalent communications capabilities. The FCC has pending proceedings to decide whether permissible relocation costs should be limited, whether the pace of negotiations between broadband PCS licensees and affected private microwave licensees should be accelerated and whether new procedures should be adopted for the sharing of relocation costs where the relocation of private microwave facilities benefits multiple broadband PCS licensees. Regardless of the outcome of the FCC pending proceedings, APT expects to proceed with construction so that these requirements will be met.

    The FCC licenses granted to APT are issued for a ten-year period expiring June 23, 2005 and may be renewed. In the event challengers file competing applications in response to any of APT's renewal filings, the FCC has rules and policies providing that the application of the licensee seeking renewal will be granted and the application of the challenger will not be considered in the event that the broadband PCS licensee involved has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal" and (ii) substantially complied with FCC rules, policies and the Communications Act. Although APT is unaware of any circumstances which would prevent the approval of any future renewal applications, there can be no assurance that APT's licenses will be renewed by the FCC in the future. Moreover, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or revoke or modify licenses.

    The FCC has proceedings in process which could open up other frequency bands for wireless telecommunications and PCS-like services. There can be no assurance that such proceedings will not result in additional wireless competitors.

    In addition, the FCC has pending proceedings to address various forms of interconnection obligations which could affect broadband PCS and other wireless service providers. In its mutual compensation proceedings, the FCC is examining its policies regarding the compensation arrangements which apply when wireless providers, including broadband PCS providers, interconnect with LECs. In a different part of the same proceeding, the FCC is considering whether to rely upon private negotiations between wireless providers to determine whether direct interconnections between wireless networks should occur. The FCC is also considering whether private negotiations should be the preferred basis for wireless providers to permit the customers of one such provider to obtain service while roaming in the service area of the other.

    In related parts of the foregoing proceedings, the FCC is trying to decide whether to require all wireless providers to provide capacity to non-facilities based resellers, whether wireless licensees should be permitted to resell capacity acquired from other wireless providers in the markets where they hold licenses at least during an initial startup period and whether wireless providers should be required to offer unbundled communications capacity to resellers who intend to operate their own switching facilities.

    The FCC also has proceedings regarding the expansion of the permissible uses of broadband PCS networks to provide wireless local loop and other fixed services in competition with the wireline offerings of the LECs. It is also considering the possible adoption of requirements on broadband PCS and other providers of real-time voice services to implement enhanced 911 capabilities within some number of years after the FCC's decision.

    In addition, there are citizenship requirements, assignment requirements and other federal regulations and requirements which may affect the business of APT. See also "Telephone Operations -- Telecommunications Act of 1996."

    STATE AND LOCAL REGULATION. The scope of state regulatory authority covers such matters as the terms and conditions of interconnection between LECs and wireless carriers with respect to intrastate services, customer billing information and practices, billing disputes, other consumer protection matters, facilities construction issues, transfers of control, the bundling of services and equipment and requirements relating to the availability of capacity on a wholesale basis. In these areas, particularly the terms and conditions of interconnection between LECs and wireless providers, the FCC and state regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively.

    APT and its subsidiaries have been and intend to remain active participants in proceedings before the FCC and before state regulatory authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have significant impacts on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers. APT is unable to predict the scope, pace, or financial impact of policy changes which could be adopted in these proceedings.

                               OTHER SUBSIDIARIES

    Subsidiaries of the Company provide data processing and related services (TDS Computing Services, Inc.); graphic communications services (Suttle Press, Inc.); and telemessaging services (Integrated Communications Services, Inc.).

                                   EMPLOYEES

    The Company enjoys satisfactory employee relations. As of December 31, 1995, 6,363 persons were employed by the Company, 149 of whom are represented by unions.

--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

    The property of TDS consists principally of switching and cell site equipment related to cellular telephone operations; telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to telephone operations; and radio pagers and transmitting equipment related to radio paging operations. As of December 31, 1995, TDS's gross property, plant and equipment of approximately $2.0 billion consisted of the following:

Cellular telephone...........................  35.2
Telephone....................................  55.2
Radio paging.................................   5.2
PCS..........................................    .6
Other........................................   3.8
                                             ------
                                             100.0 %
                                             ------
                                             ------

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

--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in a number of legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain landline or cellular telephone systems and other interests. The Company does not believe that any such proceeding should have a material adverse impact on the Company.

--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of 1995.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from Proxy Statement sections entitled "Election of Directors" and "Executive Officers."

--------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference from Proxy Statement section entitled "Executive Compensation" except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

--------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from Proxy Statement sections entitled "Security Ownership of Management" and "Principal Shareholders."

--------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this report:

(a)(1) Financial Statements

Consolidated Statements of Income..................................  Annual Report*
Consolidated Statements of Cash Flows..............................  Annual Report*
Consolidated Balance Sheets........................................  Annual Report*
Consolidated Statements of Common Stockholders' Equity.............  Annual Report*
Notes to Consolidated Financial Statements.........................  Annual Report*
Consolidated Quarterly Income Information (Unaudited)..............  Annual Report*
Report of Independent Public Accountants...........................  Annual Report*

---------
* Incorporated by reference from Exhibit 13.

  (2) Schedules

                                                                                    LOCATION
                                                                                    --------
Report of Independent Public Accountants on Financial Statement Schedules.........  page 46
I.     Condensed Financial Information of Registrant-Balance Sheets as of December
       31, 1995 and 1994 and Statements of Income and Statements of Cash Flows for
       each of the Three Years in the Period Ended December 31, 1995..............  page 47
II.    Valuation and Qualifying Accounts for each of the Three Years in the Period
       Ended December 31, 1995....................................................  page 51
Los Angeles SMSA, Nashville/Clarksville MSA, and Baton Rouge MSA Limited
  Partnership Combined Financial Statements.......................................  page 52
       Compilation   Report   of  Independent   Public  Accountants   on  Combined
         Financial Statements.....................................................  page 53
       Reports of Other Independent Accountants...................................  page 54
       Combined Statements of Operations (Unaudited)..............................  page 60
       Combined Balance Sheets (Unaudited)........................................  page 61
       Combined Statements of Cash Flows (Unaudited)..............................  page 62
       Combined Statements of Changes in Partners' Capital (Unaudited)............  page 63
       Notes to Unaudited Combined Financial Statements...........................  page 64
All other  schedules have  been omitted  because they  are not  applicable or  not required  because the required information is  shown in the financial statements or notes thereto.

  (3) Exhibits

The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this Report. The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Report.

EXHIBIT
 NUMBER DESCRIPTION
------------------------------------------------------------------------------------------------------------
 10.1   Salary Continuation Agreement for LeRoy T. Carlson dated May 20, 1977, as amended May 22, 1981 and
        May 25, 1984 is hereby incorporated by reference to the Company's Registration Statement on Form
        S-2, No. 2-92307.
 10.2(a) Supplemental Benefit Agreement for LeRoy T. Carlson dated March 21, 1980, as amended March 20, 1981 is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form
        S-7, No. 2-74615.
 10.2(b) Memorandum of Amendment to Supplemental Benefit Agreement dated May 28, 1991 is hereby incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report Form 10-K for the year ended December
        31, 1991.
 10.3   Stock Option Agreement, dated February 25, 1987, between the Company and Murray L. Swanson is hereby incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.
 10.4   Stock Appreciation Rights Award and Non-Qualified Stock Option Agreement, dated March 14, 1988, between the Company and LeRoy T. Carlson, Jr., is hereby incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.
 10.5   Stock Option and Stock Appreciation Rights Award Agreement dated January 15, 1990 between the
        Company and James Barr III, is hereby incorporated by reference to Exhibit 10.13 to the Company's
        Annual Report on Form 10-K for the year ended December 31, 1991.
 10.6(a) 1988 Stock Option and Stock Appreciation Rights Plan of the Company is hereby incorporated by reference to Exhibit A to the Company's definitive Notice of Annual Meeting and Proxy Statement dated March 31, 1988.
 10.6(b) Amendment #1 to 1988 Stock Option and Stock Appreciation Rights Plan of the Company is hereby incorporated by reference to Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the
        year ended December 31, 1993.
 10.6(c) Amendment #2 to 1988 Stock Option and Stock Appreciation Rights Plan of the Company is hereby incorporated by reference to Exhibit 10.7(c) to the Company's Annual Report on Form 10-K for the
        year ended December 31, 1993.
 10.7   1985 Incentive Stock Option Plan of the Company is hereby incorporated by reference to Exhibit A to the Company's definitive Notice of Annual Meeting and Proxy Statement dated April 24, 1986.
 10.8(a) Telephone and Data Systems, Inc. 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-57257).
 10.8(b) Form of 1994 Long-Term Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No.
        33-57257).
 10.8(c) Form of 1994 Long-Term Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (Registration No.
        33-57257).
 10.8(d) Form of 1995 Performance Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.4 to the Company Registration statement on Form S-8 (Registration No.
        33-57257).

EXHIBIT
 NUMBER DESCRIPTION
------------------------------------------------------------------------------------------------------------
 10.8(e) Form of 1995 Performance Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No.
        33-57257).
 10.9   Supplemental Executive Retirement Plan of the Company is hereby incorporated by reference to Exhibit
        10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
 10.10  Deferred Compensation Agreement for Rudolph E. Hornacek dated November 30, 1995.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1995.

TDS filed a Current Report on Form 8-K on October 3, 1995 dated September 28, 1995, which included a press release that announced that an FCC administrative law judge issued a ruling finding the Company and United States Cellular Corporation fully qualified to be FCC licensees. The decision favorably resolved candor issues raised in the La Star and Wisconsin RSA 8 (Vernon) matters.

--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Board of Directors of Telephone and Data Systems, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Telephone and Data Systems, Inc. and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1996 (except with respect to the matter discussed in Note 17, as to which the date is February 20, 1996). Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 6, 1996
(except with respect to the matter
discussed in Note 17, as to
which the date is February 20, 1996)

SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
Telephone and Data Systems, Inc. (Parent)

BALANCE SHEETS

ASSETS
--------------------------------------------------------------------------------

                                                                          DECEMBER 31,
                                                                     ----------------------
(DOLLARS IN THOUSANDS)                                                  1995        1994
-------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and cash equivalents                                          $      383  $      291
  Temporary investments                                                      99         184
  Notes receivable from affiliates                                       55,156     189,820
  Advances to affiliates                                                  1,816      22,016
  Accounts receivable
    Due from subsidiaries--Income taxes                                  27,058       7,682
    Due from subsidiaries--Other                                         19,897       8,624
    Other                                                                 3,163       2,555
  Other current assets                                                      518         650
                                                                     ----------------------
                                                                        108,090     231,822

-------------------------------------------------------------------------------------------

INVESTMENT IN SUBSIDIARIES
  Underlying book value                                               2,133,492   1,605,813
  Cost in excess of underlying book value at date of acquisition          1,987       1,907
                                                                     ----------------------
                                                                      2,135,479   1,607,720

-------------------------------------------------------------------------------------------

OTHER INVESTMENTS
  Minority interests in telephone and cellular companies and other
   investments                                                           28,103      31,648

-------------------------------------------------------------------------------------------

OTHER ASSETS AND DEFERRED CHARGES
  Debt issuance expenses                                                  2,175       2,027
  Development and acquisition expenses                                    1,703         599
  Other                                                                   5,884       7,239
                                                                     ----------------------
                                                                          9,762       9,865
-------------------------------------------------------------------------------------------
                                                                     $2,281,434  $1,881,055
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
Telephone and Data Systems, Inc. (Parent)

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                          DECEMBER 31,
                                                                     ----------------------
(DOLLARS IN THOUSANDS)                                                  1995        1994
-------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt and preferred stock              $   13,251  $   13,053
  Notes payable                                                         180,760      97,629
  Notes payable to affiliates                                            30,086       2,852
  Advances from affiliates                                                2,464         345
  Accounts payable
    Due to subsidiaries--Federal income taxes                            14,405       5,959
    Due to subsidiaries--Other                                           31,317       1,395
    Other                                                                 1,549         811
  Accrued interest                                                       10,733       9,234
  Accrued taxes                                                          (6,837)     (2,124)
  Other                                                                   3,951       3,427
                                                                     ----------------------
                                                                        281,679     132,581
-------------------------------------------------------------------------------------------
DEFERRED LIABILITIES AND CREDITS
  Investment tax credits                                                 (1,934)     (1,694)
  Income taxes                                                           20,065      14,368
  Postretirement benefits obligation other than pensions                 11,216      12,067
  Other                                                                   7,920       3,903
                                                                     ----------------------
                                                                         37,267      28,644
-------------------------------------------------------------------------------------------
LONG-TERM DEBT, excluding current portion (Note B)                      242,458     203,764
-------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED SHARES, excluding current portion (Note A)           2,260      13,209
-------------------------------------------------------------------------------------------
NONREDEEMABLE PREFERRED SHARES                                           29,710      29,819
-------------------------------------------------------------------------------------------

COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $1 per share; authorized 100,000,000 shares; issued and outstanding 51,137,426 and 47,937,570 shares,
   respectively                                                          51,137      47,938
  Series A Common Shares, par value $1 per share; authorized
   25,000,000 shares; issued and outstanding 6,893,101 and
   6,886,684 shares, respectively                                         6,893       6,887
  Common Shares issuable, 31,431 and 41,908 shares, respectively          1,496       1,995
  Capital in excess of par value                                      1,417,513   1,288,453
  Retained earnings                                                     211,021     127,765
                                                                     ----------------------
                                                                      1,688,060   1,473,038
-------------------------------------------------------------------------------------------
                                                                     $2,281,434  $1,881,055
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
Telephone and Data Systems, Inc. (Parent)

STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                              YEAR ENDED DECEMBER 31,
                                                          -------------------------------
(DOLLARS IN THOUSANDS)                                      1995       1994       1993
-----------------------------------------------------------------------------------------
Operating service revenues                                $  21,863  $  17,402  $  17,179
Cost of sales and operating expenses                         21,827     18,189     17,109
                                                          -------------------------------
  Net operations                                                 36       (787)        70
                                                          -------------------------------

Other income
  Interest income received from affiliates                   26,179     13,840     27,333
  Other, net                                                 (4,490)    (1,507)    (1,128)
                                                          -------------------------------
                                                             21,689     12,333     26,205
                                                          -------------------------------

Income before interest and income taxes                      21,725     11,546     26,275
Interest expense                                             31,371     22,107     18,934
Federal income tax expense (credit)                           6,433      1,411     (2,602)
                                                          -------------------------------
Corporate operations                                        (16,079)   (11,972)     9,943
Equity in net income of subsidiaries and other
  investments                                               124,852     71,793     23,953
                                                          -------------------------------

Net income                                                $ 108,773  $  59,821  $  33,896
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

Note A:    The annual  requirements for  redemption of  Redeemable Preferred  Shares are  $13.5 million, $1.3 million, $79,000, $79,000 and $78,000 for the years 1996 through 2000, respectively.

Note B:    The  annual  requirements for  principal payments  on  long-term debt  are $336,000,
           $394,000,  $476,000,  $372,000  and  $309,000  for  the  years  1996  through  2000, respectively.

SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
Telephone and Data Systems, Inc. (Parent)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------------------
(DOLLARS IN THOUSANDS)                                                                  1995           1994           1993
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                        $     108,773  $      59,821  $      33,896
  Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                                           1,237          1,080          2,547
    Gain on sale of investments                                                              (408)            --             --
    Deferred taxes                                                                          5,457          8,572          4,563
    Equity income                                                                        (124,852)       (71,793)       (23,953)
    Other noncash expense                                                                   1,316            691              6
    Change in accounts receivable                                                         (32,359)         1,859          1,076
    Change in accounts payable                                                             39,106          1,769         (4,603)
    Change in accrued taxes                                                                (4,713)        (4,587)         2,463
    Change in other assets and liabilities                                                  3,459         (1,236)         2,689
                                                                                    -------------------------------------------
                                                                                           (2,984)        (3,824)        18,684
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt borrowings                                                                38,908           (130)        91,601
  Repayment of long-term debt                                                              (1,349)        (1,611)       (11,935)
  Change in notes payable                                                                  83,131         91,629        (40,140)
  Change in notes payable to affiliates                                                    27,235          1,034           (175)
  Change in advances from affiliates                                                        2,118             (3)            --
  Common stock issued                                                                       8,078         11,185        109,972
  Redemption of preferred shares                                                           (9,609)          (644)          (220)
  Dividends paid                                                                          (23,971)       (20,906)       (17,830)
                                                                                    -------------------------------------------
                                                                                          124,541         80,554        131,273
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions
    Value of assets acquired                                                             (129,005)      (215,658)      (331,225)
    Common Shares issued                                                                  127,836        173,658        281,605
    Preferred Shares issued                                                                    --         12,500          3,000
                                                                                    -------------------------------------------
      Net cash paid for acquisitions                                                       (1,169)       (29,500)       (46,620)
  Proceeds from sale of investments                                                         4,800             --             --
  Investments in subsidiaries                                                            (302,722)          (527)      (126,108)
  Dividends from subsidiaries                                                              17,690         17,373         16,266
  Other investments                                                                          (198)        (3,058)         1,424
  Change in notes receivable from affiliates                                              139,849        (64,850)        28,040
  Change in advances to affiliates                                                         20,200        (20,400)         1,073
  Change in temporary investments                                                              85           (128)           114
                                                                                    -------------------------------------------
                                                                                         (121,465)      (101,090)      (125,811)
-------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           92        (24,360)        24,146
CASH AND CASH EQUIVALENTS--
  Beginning of period                                                                         291         24,651            505
                                                                                    -------------------------------------------
  End of period                                                                     $         383  $         291  $      24,651
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

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                         COLUMN A
                       DESCRIPTION                            COLUMN B     COLUMN C-1    COLUMN C-2                  COLUMN E
----------------------------------------------------------   BALANCE AT    CHARGED TO    CHARGED TO                 BALANCE AT
                                                            BEGINNING OF   COSTS AND       OTHER       COLUMN D       END OF
(DOLLARS IN THOUSANDS)                                         PERIOD       EXPENSES      ACCOUNTS    DEDUCTIONS      PERIOD
                                                            ------------  ------------  ------------  -----------  ------------
FOR THE YEAR ENDED DECEMBER 31, 1995
Deducted from deferred state tax asset:
  For unrealized net operating losses                        $   (8,962)        3,905        (5,004)          --        (10,061)
  Deducted from accounts receivable:
    For doubtful accounts                                        (2,785)      (16,648)           --       14,329         (5,104)
FOR THE YEAR ENDED DECEMBER 31, 1994
Deducted from deferred state tax asset:
  For unrealized net operating losses                            (8,704)          327          (585)          --         (8,962)
Deducted from accounts receivable:
  For doubtful accounts                                          (2,093)       (9,710)           --        9,018         (2,785)
Deducted from marketable equity securities:
  For unrealized loss                                              (626)           --           626           --             --
FOR THE YEAR ENDED DECEMBER 31, 1993
Deducted from deferred state tax asset:
  For unrealized net operating losses                            (6,452)           --    $   (2,252)          --   $     (8,704)
Deducted from accounts receivable:
  For doubtful accounts                                          (1,608)       (5,837)           --        5,352         (2,093)
Deducted from marketable equity securities:
  For unrealized loss                                        $       --    $       --    $     (626)   $      --   $       (626)
-------------------------------------------------------------------------------------------------------------------------------

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                         COMBINED FINANCIAL STATEMENTS

    The following financial statements are the combined financial statements of the cellular system partnerships listed below which are accounted for by the Company following the equity method. The combined financial statements were compiled from financial statements and other information obtained by the Company as a limited partner of the cellular limited partnerships listed below. The cellular system partnerships included in the combined financial statements, the periods each partnership is included, and the Company's ownership percentage of each cellular system partnership at December 31, 1995 are set forth in the following table.

                                                           PERIODS       THE
                                                           INCLUDED   COMPANY'S
                                                              IN       LIMITED
                                                           COMBINED  PARTNERSHIP
               CELLULAR SYSTEM PARTNERSHIP                 STATEMENTS  INTEREST
---------------------------------------------------------  --------  -----------
Los Angeles SMSA Limited Partnership.....................  1993-95       5.5%
Nashville/Clarksville MSA Limited Partnership............  1993-95      49.0%
Baton Rouge MSA Limited Partnership......................  1993-95      52.0%

              COMPILATION REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of TELEPHONE AND DATA SYSTEMS, INC.:

    The accompanying combined balance sheets of the Los Angeles SMSA Limited Partnership, the Nashville/Clarksville MSA Limited Partnership and the Baton Rouge MSA Limited Partnership as of December 31, 1995 and 1994 and the related combined statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1995, have been prepared from the separate financial statements, which are not presented separately herein, of the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships, as described in Note 1. We have reviewed for compilation only the accompanying combined financial statements, and, in our opinion, those statements have been properly compiled from the amounts and notes of the underlying separate financial statements of the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships, on the basis described in Note 1.

    The statements for the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships were audited by other auditors as set forth in their reports included on pages 54 through 59. We have not been engaged to audit either the separate financial statements of the aforementioned limited partnerships or the related combined financial statements in accordance with generally accepted auditing standards and to render an opinion as to the fair presentation of such financial statements in accordance with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 9, 1996

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  LOS ANGELES SMSA LIMITED PARTNERSHIP:

    In our opinion, the balance sheet and the related statements of income, partner's capital and of cash flows and the financial statement schedule II -- valuation and qualifying accounts present fairly, in all material respects, the financial position of Los Angeles SMSA Limited Partnership at December 31, 1995, and the results of its operations and its cash flows for the year in conformity with generally accepted accounting principles. These financial statements, which are not presented separately herein, are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Francisco, California
January 25, 1996

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  LOS ANGELES SMSA LIMITED PARTNERSHIP:

    We have audited the balance sheets of Los Angeles SMSA Limited Partnership as of December 31, 1994, and the related statements of operations, partners' capital and cash flows for each of the two years in the period ended December 31, 1994; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles SMSA Limited Partnership as of December 31, 1994, and results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Newport Beach, California
February 17, 1995

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Nashville/Clarksville MSA Limited Partnership as of December 31, 1995, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville/Clarksville MSA Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
February 9, 1996

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

                                          COOPERS & LYBRAND

Atlanta, Georgia
February 11, 1994

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  BATON ROUGE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Baton Rouge MSA Limited Partnership as of December 31, 1995, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baton Rouge MSA Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
February 9, 1996

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
                                  (UNAUDITED)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
                                                                                    (DOLLARS IN THOUSANDS)
Revenues...................................................................  $   811,933  $   648,896  $   515,228
Expenses
  Selling, general and administrative......................................      460,048      370,938      296,499
  Depreciation and amortization............................................       71,748       66,234       57,357
                                                                             -----------  -----------  -----------
  Total expenses...........................................................      531,796      437,172      353,856
                                                                             -----------  -----------  -----------
Operating income...........................................................      280,137      211,724      161,372
Other income...............................................................          985          573          272
                                                                             -----------  -----------  -----------
Net Income.................................................................  $   281,122  $   212,297  $   161,644
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

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

                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Current Assets
  Cash..................................................................................  $       214  $        38
  Accounts receivable--customers, net...................................................      116,966       95,630
  Accounts receivable--affiliates.......................................................       14,830       16,016
  Notes receivable--affiliates..........................................................        8,860          402
  Other current assets..................................................................       11,801       18,523
                                                                                          -----------  -----------
                                                                                              152,671      130,609
Notes Receivable--Other.................................................................        3,184           --
Property, Plant and Equipment, net......................................................      564,564      380,473
Other...................................................................................       23,715        1,640
                                                                                          -----------  -----------
Total Assets............................................................................  $   744,134  $   512,722
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                        LIABILITIES AND PARTNERS' CAPITAL


                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Current Liabilities
  Accounts payable--other...............................................................  $    53,526  $    58,210
  Accounts payable--affiliates..........................................................           --        1,431
  Notes payable.........................................................................        5,084          692
  Customer deposits.....................................................................        3,311        4,060
  Other current liabilities.............................................................       50,191       39,323
                                                                                          -----------  -----------
                                                                                              112,112      103,716
Other Liabilities.......................................................................        5,788        5,539
Partners' Capital.......................................................................      626,234      403,467
                                                                                          -----------  -----------
Total Liabilities and Partners' Capital.................................................  $   744,134  $   512,722
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                       COMBINED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                        DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1995          1994          1993
                                                                          ------------  ------------  ------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income............................................................  $    281,122  $    212,297  $    161,644
  Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization.......................................        71,748        66,234        57,357
    Deferred revenue and other credits..................................          (966)        1,387           497
    Loss on asset dispositions..........................................         3,021         3,542         3,838
    Change in accounts receivable.......................................       (19,523)           (9)      (37,422)
    Change in accounts payable and accrued expenses.....................        (3,587)       25,527         6,119
    Change in other assets and liabilities..............................        15,185        (2,069)        4,286
                                                                          ------------  ------------  ------------
                                                                               347,000       306,909       196,319
                                                                          ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Change in notes payable.............................................         4,392           692            --
    Change in notes receivable..........................................        (7,355)        3,354            (5)
    Capital contribution................................................         5,096            --            --
    Capital distribution................................................       (72,017)     (166,300)     (111,461)
                                                                          ------------  ------------  ------------
                                                                               (69,884)     (162,254)     (111,466)
                                                                          ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment, net of retirements......      (254,629)     (143,807)      (86,011)
    (Increases) decreases in other assets...............................       (21,573)          (44)        1,335
    Change in deferred charges..........................................          (738)         (827)         (202)
    Proceeds from sale of assets........................................            --            34            26
                                                                          ------------  ------------  ------------
                                                                              (276,940)     (144,644)      (84,852)
                                                                          ------------  ------------  ------------
NET INCREASE IN CASH....................................................           176            11             1
CASH
    Beginning of period.................................................            38            27            26
                                                                          ------------  ------------  ------------
    End of period.......................................................  $        214  $         38  $         27
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)

(DOLLARS IN THOUSANDS)
Balance at January 1, 1993......................................................  $ 307,287
  Distributions.................................................................   (111,461)
  Net Income for the year ended December 31, 1993...............................    161,644
                                                                                  ---------
Balance at December 31, 1993....................................................    357,470
  Distributions.................................................................   (166,300)
  Net Income for the year ended December 31, 1994...............................    212,297
                                                                                  ---------
Balance at December 31, 1994....................................................    403,467
  Contributions.................................................................     13,662
  Distributions.................................................................    (72,017)
  Net Income for year ended December 31, 1995...................................    281,122
                                                                                  ---------
Balance at December 31, 1995....................................................  $ 626,234
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

1.  BASIS OF COMBINATION:

    The combined financial statements and notes thereto were compiled from the individual financial statements of cellular limited partnerships listed below in which United States Cellular Corporation (AMEX symbol "USM") has a non-controlling ownership interest and which it accounts for using the equity method. The cellular partnerships, the period each partnership is included in the combined financial statements and USM's ownership interest in each partnership are set forth in the table below. The combined financial statements and notes thereto present 100% of each partnership whereas USM's ownership interest is shown in the table.

                                                                                                      PERIOD INCLUDED     LIMITED
                                                                                                        IN COMBINED     PARTNERSHIP
                                                                                                        STATEMENTS       INTEREST
                                                                                                      ---------------  -------------
Los Angeles SMSA Limited Partnership................................................................         1993-95          5.5%
Nashville/Clarksville MSA Limited Partnership.......................................................         1993-95         49.0%
Baton Rouge MSA Limited Partnership.................................................................         1993-95         52.0%

    Profits, losses and distributable cash are allocated to the partners based upon respective partnership interests. Distributions are made quarterly at the discretion of the General Partner for one of the Partnerships.

    Of the partnerships included in the combined financial statements, the Los Angeles SMSA Limited Partnership is the most significant, accounting for approximately 86% of the combined total assets at December 31, 1995, and substantially all of the combined net income for the year then ended.

    USM's investment in and advances to Los Angeles SMSA Limited Partnership totaled $27,784,000 as of December 31, 1995, of which $29,282,000 represents its proportionate share of net assets of the Partnership. USM's investment in and advances to the Nashville/Clarksville MSA Limited Partnership totaled
$25,889,000 as of December 31, 1995, of which $29,957,000 represents its proportionate share of net assets. USM's investment in and advances to the Baton Rouge MSA Limited Partnership totaled $19,723,000 as of December 31, 1995, $16,993,000 of which represents its proportionate share of net assets.

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

    Effective January 1, 1995, one of the Partnerships changed its estimate of the useful lives of certain telecommunications equipment from 7 to 10 years. The change in estimate had the effect of reducing depreciation expense and increasing net income by approximately $14,844,000 for 1995.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)

    Property, Plant and Equipment consists of:

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Land....................................................................................  $     3,974  $     2,987
Buildings and Leasehold Improvements....................................................      149,644      100,312
Equipment...............................................................................      580,810      432,949
Furniture and Fixtures..................................................................       58,580       33,602
Under Construction......................................................................       80,665       55,176
                                                                                          -----------  -----------
                                                                                              873,673      625,026
Less Accumulated Depreciation...........................................................      309,109      244,553
                                                                                          -----------  -----------
                                                                                          $   564,564  $   380,473
                                                                                          -----------  -----------
                                                                                          -----------  -----------

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

    On January 10, 1994, one of the Partnerships entered into an agreement with its major supplier to purchase $77 million in equipment. At December 31, 1995, approximately $22 million in equipment had been purchased by the Partnership under the agreement.

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

    ADVERTISING

    Advertising costs are expensed as incurred. The advertising expense for 1995 was $42,046,000.

    ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)

    IMPAIRMENT OF LONG-LIVED ASSETS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under SFAS 121, the Partnerships are required to evaluate long-lived assets and certain identifiable intangible assets, including fixed assets, for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. The Partnerships do not expect the implementation of SFAS 121, adopted effective January 1, 1996, to have a material impact on its financial condition or results of operations.

    RECLASSIFICATIONS

    Certain reclassifications of the 1994 and 1993 financial statements of one of the Partnerships have been made to conform to the 1995 presentation. The reclassifications have not affected previously reported net income or partners' capital.

3.  LEASE COMMITMENTS:

    Future minimum rental payments required under operating leases for real estate that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995, are as follows:

(DOLLARS IN THOUSANDS)
1996.............................................................  $  20,063
1997.............................................................     18,723
1998.............................................................     17,992
1999.............................................................     16,563
2000.............................................................     13,409
Thereafter.......................................................     20,076
                                                                   ---------
                                                                   $ 106,826
                                                                   ---------
                                                                   ---------

    The initial lease terms generally range from 5 to 25 years with the majority of them having initial terms of 10 years and providing for one renewal option of 5 years and for rental escalation. Included in selling, general and administrative expense are rental costs of $17,455,000, $17,750,000 and $15,119,000 for the years ended December 31, 1995, 1994, and 1993, respectively. One of the Partnerships leases office facilities under a ten-year lease agreement which provides for free rent incentives for six months and rent escalation over the ten-year period. The Partnership recognizes rent expense on a straight-line basis and recorded the related deferred rent as a noncurrent liability to be amortized as an adjustment to rental costs over the life of the lease.

4.  SUPPLEMENTAL CASH FLOW INFORMATION

    On November 1, 1995, one of the Partners of one of the Partnerships contributed a note receivable of $3,152,000 (Note 5) and other assets of $104,000 and the assets and liabilities of other RSA interests totaling $6,018,000. All assets and liabilities were recorded at their historical net book value. The contribution of the note receivable and the combined properties is reflected in the Statement of Changes in Partners' Capital.

    During 1995, one of the Partnerships replaced and upgraded certain of its cellular equipment with new cellular technology which supports both analog and digital voice transmissions. In connection with this equipment upgrade, the Partnership traded-in cellular equipment with a net book value of $3,704,000 for new cellular equipment with a cost of $6,250,000. The remaining balance was funded through the credit facility with its General Partner.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)

5.  RELATED PARTY TRANSACTIONS:

    Certain affiliates of these cellular limited partnerships provide services for the system operations, legal, financial, management and administration of these entities. These affiliates are reimbursed for both direct and allocated costs (totaling $59.5 million in 1995, $57.6 million in 1994 and $57.1 million in 1993) related to providing these services. In addition, certain affiliates have established a credit facility with certain partnerships to provide working capital to the partnership. One of the partnerships participates in a centralized cash management arrangement with its general partner. At December 31, 1995 and 1994, the interest-bearing balance amounted to $14,830,000 and $16,016,000, respectively. Effective January 1, 1989, the general partner pays or charges the Partnership monthly interest, computed using the general partner's average borrowing rate, on the amounts due to or from the Partnership. Interest earned in 1995, 1994 and 1993 was $785,000, $1,480,000 and $1,294,000,
respectively.

    One of the Partnerships has a note receivable from its General Partner with a balance of $3,152,000 and accrued interest of $32,000 at December 31, 1995. The note bears interest at 12% per annum, compounded quarterly with all principal and interest due at maturity on May 10, 1997. The note was contributed to the Partnership by its General Partner during 1995 (Note 4).

6.  ACCOUNTS RECEIVABLE

    Accounts receivable of one of the partnerships consists of:

                                                                                        DECEMBER 31
                                                                                 -------------------------
                                                                                     1995         1994
                                                                                 ------------  -----------
Retail.........................................................................  $     83,682  $    63,626
Wholesale......................................................................        17,660       14,557
Intercarrier and other.........................................................         9,437        9,280
                                                                                 ------------  -----------
                                                                                      110,779       87,463
Allowance for doubtful accounts................................................        (8,719)      (3,033)
                                                                                 ------------  -----------
                                                                                 $    102,060  $    84,430
                                                                                 ------------  -----------
                                                                                 ------------  -----------

    Accounts receivable are derived from revenues earned from customers located in the Partnership's metropolitan serving area. The Partnership performs ongoing credit evaluations of its customers and in certain circumstances obtains refundable deposits. The Partnership maintains reserves for potential credit losses; historically, such losses have been within management's expectations. The carrying value of accounts receivable approximates fair value.

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

7.  REGULATORY MATTERS:

    On December 21, 1993, the California Public Utilities Commission ("CPUC") issued an Order Instituting Investigation into the regulation of mobile telephone service and wireless communications. The investigation proposes a regulatory program which would encompass all forms of mobile telephone services.

    In 1993, the U.S. Congress passed legislation prohibiting state and local governments from regulating the rates for commercial mobile radio services ("CMRS"), including cellular service. States with rate regulation in place on June 1, 1993, including California, were given the opportunity to petition the Federal Communications Commission ("FCC") for continuation of such authority. The CPUC filed such a petition with the FCC. The FCC denied the CPUC's petition in an interim decision issued in May 1995 and issued a final Order in August 1995 (the "Order"), thereby preempting the CPUC's authority over rates. As a consequence, one of the Partnerships withdrew its rate-related traiffs.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)

    The CPUC is currently considering outstanding issues concerning its remaining jurisdiction over CMRS providers in recognition of the changes in federal law and the Order. Specifically, the CPUC is assessing changes to existing regulation in light of the preemption of rate and entry regulation and the scope of its residual authority to regulate "other terms and conditions" of services. Until the CPUC completes its assessment of its remaining regulatory authority, the effect, if any, of such regulation to the Partnership and its operating activities can not be determined.

8.  CONTINGENCIES AND COMMITMENTS:

    A class action complaint was filed in November 1993 naming a partner of one of the partnerships as general partner of the Partnership. In April 1995, the Partnership was named as a necessary party to the action. The plaintiff alleged the Partnership conspired to fix the price of wholesale and retail cellular service in its metropolitan serving area market. The plaintiff alleged damages for the class "in a sum in excess of $100 million." The Partnership has answered the complaint and intends to defend itself vigorously. This case has been consolidated for purposes of discovery with two other class actions making identical price-fixing allegations. The case has been removed to federal court. The other cases have been stayed pending resolution of a motion to remand the case to state court. In addition, three non-class action antitrust cases brought by cellular agents making similar allegations were settled for immaterial amounts. In April 1995, a Federal class action complaint was dismissed on a motion for summary judgment. The dismissal was upheld on appeal. The Partnership does not believe that these proceedings will have a material adverse effect on the Partnership's financial position.

    In September 1995, a class action lawsuit was brought on behalf of all subscribers of the general partner of one of the Partnerships, including the Partnership's subscribers, regarding customer notification of the Partnership's practices with respect to billing for fractional minutes of service. No dispositive motions have been filed in the proceeding and discovery has not yet begun. The Partnership believes the lawsuit to be without merit.

    One of the Partnerships is a party to various other lawsuits arising in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, the Partnership's management does not believe they will have a materially adverse effect on the results of operations or financial position of the Partnership.

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

Dated March 21, 1996

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

                             SIGNATURE                                   TITLE             DATE
--------------------------------------------------------------------  -----------  ---------------------
                               /S/ LEROY T. CARLSON                      DIRECTOR     March 21, 1996
          -----------------------------------------------
                          LeRoy T. Carlson
                           /S/ LEROY T. CARLSON, JR.                     DIRECTOR     March 21, 1996
          -----------------------------------------------
                       LeRoy T. Carlson, Jr.
                              /S/ MURRAY L. SWANSON                      DIRECTOR     March 21, 1996
          -----------------------------------------------
                         Murray L. Swanson
                            /S/ RUDOLPH E. HORNACEK                      DIRECTOR     March 21, 1996
          -----------------------------------------------
                        Rudolph E. Hornacek
                                /S/ JAMES BARR III                       DIRECTOR     March 21, 1996
          -----------------------------------------------
                           James Barr III
                              /S/ LESTER O. JOHNSON                      DIRECTOR     March 21, 1996
          -----------------------------------------------
                         Lester O. Johnson
                            /S/ DONALD C. NEBERGALL                      DIRECTOR     March 21, 1996
          -----------------------------------------------
                        Donald C. Nebergall
                              /S/ HERBERT S. WANDER                      DIRECTOR     March 21, 1996
          -----------------------------------------------
                         Herbert S. Wander
                            /S/ WALTER C.D. CARLSON                      DIRECTOR     March 21, 1996
          -----------------------------------------------
                        Walter C.D. Carlson
                               /S/ DONALD R. BROWN                       DIRECTOR     March 21, 1996
          -----------------------------------------------
                          Donald R. Brown
                              /S/ ROBERT J. COLLINS                      DIRECTOR     March 21, 1996
          -----------------------------------------------
                         Robert J. Collins

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

   4.5        Revolving  Credit Agreement, dated as of May 19, 1995, among  TDS and the First National Bank of Boston, as agent, is hereby incorporated by reference to the registrant's Form 8-K dated May 19, 1995.

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

  EXHIBIT
    NO.                                                    DESCRIPTION OF DOCUMENT
------------  ------------------------------------------------------------------------------------------------------------------
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

  10.8(e)     Form of 1995  Performance Stock Option  Agreement (Nontransferable Form)  is hereby incorporated  by reference  to
              Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-57257).

  10.9        Supplemental  Executive Retirement Plan of the Company is hereby  incorporated by reference to Exhibit 10.9 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  10.10       Deferred Compensation Agreement for Rudolph E. Hornacek dated November 30, 1995.

  10.11       Securities Loan Agreement, dated  June 13, 1995,  between TDS and Merrill  Lynch & Co.  is hereby incorporated  by reference to Exhibit 99.1 to the Form 8-K dated June 16, 1995 of United States Cellular Corporation.

  10.12       Registration  Rights Agreement among  TDS, Merrill Lynch  & Co. and  United States Cellular  Corporation is hereby incorporated by  reference to  Exhibit  99.2 to  the  Form 8-K  dated  June 16,  1995  of United  States  Cellular
              Corporation.

  10.13       Common  Share Delivery Arrangement Agreement among TDS, Merrill Lynch & Co. and United States Cellular Corporation
              is hereby incorporated by reference to Exhibit 99.3 to the Form 8-K dated June 16, 1995 of United States  Cellular
              Corporation.

  EXHIBIT
    NO.                                                    DESCRIPTION OF DOCUMENT
------------  ------------------------------------------------------------------------------------------------------------------
  10.14       LYONs Offering Agreement between TDS and United States Cellular Corporation is hereby incorporated by reference to
              Exhibit 99.4 to the Form 8-K dated June 16, 1995 of United States Cellular Corporation.

  11          Statement regarding computation of per share earnings.

  12          Statements regarding computation of ratios.

  13          Incorporated portions of 1995 Annual Report to Security Holders.

  21          List of Subsidiaries of the Company.

  23.1        Consent of independent public accountants.

  23.2        Consent of independent accountants.

  27          Financial Data Schedules