Form 10-Q
period 1996-03-31
TELEPHONE & DATA SYSTEMS INC
filed 1996-05-14
CIK 96966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996
                               ----------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

                          Commission File Number 1-8251

- -------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.

- -------------------------------------------------------------------------------

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
                                    Yes X   No
                                       ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at April 30, 1996
    Common Shares, $1 par value                        53,666,486 Shares
Series A Common Shares, $1 par value                    6,894,053 Shares

- -------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.

                         1ST QUARTER REPORT ON FORM 10-Q


                                      INDEX



                                                                     Page No.
Part I.   Financial Information

               Management's Discussion and Analysis of
                Results of Operations and Financial Condition          2-17

               Consolidated Statements of Income -
                Three Months Ended March 31, 1996 and 1995              18

               Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 1996 and 1995              19

               Consolidated Balance Sheets -
                March 31, 1996 and December 31, 1995                  20-21

               Notes to Consolidated Financial Statements             22-24


Part II.  Other Information                                             25


Signatures                                                              26

                          PART I. FINANCIAL INFORMATION
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three Months Ended 3/31/96 Compared to Three Months Ended 3/31/95

CONSOLIDATED

Telephone and Data Systems, Inc. ("TDS" or the "Company") reported net income available to common of $33.3 million, or $.56 per share, in the first quarter of 1996, compared to $22.7 million, or $.39 per share, in the first quarter of 1995. Consolidated operating results for the first three months of 1996 compared to 1995 primarily reflect:
   o strong growth in cellular customer units resulting in substantial increases in cellular revenue, operating income and operating cash flow;
   o    steady growth in telephone access lines and revenues;
   o slower growth in pagers served and paging revenue and higher operating costs resulting in a decline in paging operating income;
   o significant gains and cash proceeds from sales and trades of non-strategic cellular interests and other investments; and
   o significant increases in expenses of American Portable Telecom, Inc. as it continues to build its management team to develop and construct its Personal Communications Services networks.

Net income available to common for the first quarter of 1996 and 1995 included significant gains from the sales of non-strategic cellular interests and other investments and increased broadband PCS development costs. Excluding these gains and PCS development costs, along with the related income taxes and minority interest, net income available to common would have been $18.2 million, or $.30 per share, in the first quarter of 1996, compared to $14.2 million, or $.24 per share, in the first quarter of 1995.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1996             1995
                                                       ----             ----
                                                      (Dollars in thousands,
                                                    except per share amounts)

Net Income Available to Common As Reported        $    33,267      $    22,701
   Add:   Broadband PCS Development Costs               3,695              266
   Less:  Effects of Gains                            (18,735)          (8,794)
                                                  -----------      -----------
       As Adjusted                                $    18,227      $    14,173
                                                  ===========      ===========

Earnings Per Share As Reported                    $       .56      $       .39
   Add:   Broadband PCS Development Costs                 .06               --
   Less:  Effects of Gains                               (.32)            (.15)
                                                  -----------      -----------
       As Adjusted                                $       .30      $       .24
                                                  ===========      ===========

Operating Revenues increased 25% ($53.4 million) during the first quarter of 1996 primarily as a result of increases in customer units served. Consolidated cellular telephone, telephone and radio paging customer units increased 28% since March 31, 1995. Cellular telephone revenues increased $48.2 million in 1996 on a 64% increase in customer units and a strong increase in inbound roaming revenues. Telephone revenues increased $4.8 million in 1996 as a result of increased network usage, recovery of increased costs of providing long-distance services, internal access line growth of 5% since March 31, 1995 and the effects of acquisitions. Radio paging revenues increased $400,000 in 1996 on a 14% increase in paging units in service.

Operating Expenses rose 29% ($51.6 million) in the first quarter of 1996 due primarily to added expenses to serve the growing customer base. Cellular telephone operating expenses increased $44.5 million during 1996 due to the effects of additional marketing and selling expenses incurred to add new customers as well as the costs of providing services to the increased customer base. Telephone operating expenses increased $4.7 million during 1996 due to growth in internal operations. Paging operating expenses increased $2.4 million in 1996 due to additional costs to serve current customers and to add new customers as well as additional 1996 expenses to restructure certain business processes which began in the second half of 1995.

Operating Income increased 6% ($1.8 million) in the first quarter of 1996 due to improved cellular operating results offset somewhat by the decline in paging operating results.

                                         Three Months Ended March 31,
                                  ----------------------------------------
                                  1996              1995            Change
                                  ----              ----            ------
                                            (Dollars in thousands)
Operating Income
       Cellular telephone     $    11,822      $     8,064       $     3,758
       Telephone                   23,221           23,121               100
       Radio paging                (4,086)          (2,029)           (2,057)
                              -----------      -----------       -----------
                              $    30,957      $    29,156       $     1,801
                              ===========      ===========       ===========

Operating Margins
       Cellular telephone*           8.2%             8.4%
       Telephone**                  27.3%            28.7%
       Radio paging*               (17.2%)           (9.1%)
       Consolidated                 11.8%            13.9%
   * Computed on Service Revenues
  ** Local Telephone Operating Margin

Management anticipates continued growth in consolidated customer units and revenues as the business units continue their expansion and development programs. The rate of revenue growth is expected to be somewhat slower than historical trends as cellular and paging revenue per unit continues to decline. Expenses should increase driven by customer growth, although at a slower rate than revenues, yielding continued growth in operating income and operating cash flow.

Investment and Other Income totaled $42.2 million in 1996 and $25.4 million in 1995.

Cellular Investment Income, the Company's share of income of cellular markets in which the Company has a minority interest and follows the equity method of accounting, increased 8%($800,000)in the first quarter of 1996 as income from the cellular markets increased. Cellular investment income is net of amortization of license costs relating to these minority interests.

Gain on Sale of Cellular Interests and Other Investments totaled $41.8 million in the first quarter of 1996 compared to $19.5 million in 1995 as the Company has sold or traded certain non-strategic cellular interests and sold other investments.

PCS Development Costs totaled $5.7 million in 1996 and $500,000 in 1995 representing expenses incurred by TDS and American Portable Telecom, Inc. ("American Portable") to participate in the Federal Communications Commission ("FCC")auction process, to build American Portable's management and operating teams and to develop American Portable's strategic and operational plans for the future deployment of personal communications services ("PCS"). The Company expects to incur significant expenditures for the development of PCS activities during 1996 and 1997.

Minority Share of Income includes (a) minority shareholders' share of USM's net income, (b) minority partners' share of income or loss of majority-owned cellular markets, (c) minority shareholders' share of income of majority-owned telephone companies, and (d) minority shareholders' share of APP's loss.

                                             Three Months Ended March 31,
                                             ----------------------------
                                           1996           1995         Change
                                           ----           ----         ------
                                               (Dollars in thousands)
Minority Share of (Income) Loss
  United States Cellular
     Minority Shareholders' Share    $    (5,615)    $    (4,472)  $   (1,143)
     Minority Partners' Share             (2,112)         (1,888)        (224)
                                     -----------     -----------   ----------
                                          (7,727)         (6,360)      (1,367)
  Telephone Subsidiaries                    (586)           (283)        (303)
  American Paging                            946             481          465
                                     -----------     -----------   ----------
                                     $    (7,367)    $    (6,162)  $   (1,205)
                                     ===========     ===========   ==========

Interest Expense decreased 4% ($600,000) in the first quarter of 1996. The decrease in interest expense was attributable to TDS capitalizing $6.5 million of interest expense associated with the development of PCS licenses offset by a $4.4 million increase in long-term interest expense and a $1.5 million increase in short-term interest expense. Long-term debt, including current maturities, increased to $908.6 million at March 31, 1996 from $670.3 million at March 31, 1995 while short-term notes payable increased to $204.3 million from $95.1 million, respectively.

Income Tax Expense increased 45% ($8.6 million) in 1996 compared with 1995, reflecting the 45% increase in pretax income. The effective income tax rate was 45% in the first quarter of 1996 and 1995.

Net Income Available to Common was $33.3 million in the first quarter of 1996 and $22.7 million in the first quarter of 1995. The increase in 1996 reflects the increase in gain on the sales of cellular interests and other investments of $9.9 million (after income taxes and minority shareholders' share), and the continued improvement in operating results of the cellular business offset somewhat by increased paging losses and PCS development expenses.

TDS anticipates that start-up and development of high-quality networks and the marketing of systems in American Portable's major markets will reduce the rate of growth in TDS's net income from levels which would otherwise be achieved during the next few years.

Earnings Per Common Share were $.56 in the first quarter of 1996 and $.39 in the first quarter of 1995. The increase in earnings per share reflects the 47% increase in net income available to common, offset somewhat by the 4% increase in weighted average common shares outstanding in 1996.

CELLULAR TELEPHONE OPERATIONS

TDS provides cellular telephone service through United States Cellular Corporation [AMEX: USM], an 80.9%-owned subsidiary. Consolidated results of operations include 785,000 customer units in 134 markets at March 31, 1996. In aggregate, including consolidated markets and minority-owned investments, USM had rights to interests in 200 cellular telephone markets representing 24.2 million population equivalents at March 31, 1996.

Operating results for the first quarter of 1996 primarily reflect the rapid customer growth in USM's consolidated markets. Operating revenue increases were driven by the 64% growth in consolidated customer units since March 31, 1995. Operating expenses increased due to increased marketing costs related to the rapid customer growth, increased customer usage of USM's systems and the costs associated with operating an increased number of cell sites. Operating cash flow (operating income plus depreciation and amortization) increased 33% to $37.0 million in the first quarter of 1996 from $27.8 million in 1995. Operating income increased 47% to $11.8 million in the first quarter of 1996 compared to $8.1 million in 1995.


                                           Three Months Ended March 31,
                           ----------------------------------------------------
                                                             Change      Change
                                                             Due To    Excluding
                                                             Acquis-    Acquis-
                            1996        1995      Change     itions     itions
                            ----        ----      ------    --------   ---------
                             (Dollars in thousands, except per customer amounts)
Operating Revenues
  Local service         $  93,266   $  58,652   $  34,614  $   7,636  $  26,978
  Inbound roaming          38,948      29,623       9,325      1,327      7,998
  Long-distance            11,055       6,523       4,532        720      3,812
  Other                       423       1,602      (1,179)    (1,065)      (114)
                        ---------   ---------    --------   --------   --------
      Service Revenues    143,692      96,400      47,292      8,618     38,674
      Equipment sales       4,274       3,348         926        358        568
                        ---------   ---------   ---------   --------   --------
                          147,966      99,748      48,218      8,976     39,242
                        ---------   ---------   ---------   --------   --------
Operating Expenses
  System operations        23,578      13,202      10,376      2,167      8,209
  Marketing and selling    30,903      19,922      10,981      3,300      7,681
  Cost of equipment
    sold                   15,473      11,199       4,274      1,534      2,740
  General and
    administrative         41,053      27,667      13,386      2,823     10,563
  Depreciation             16,935      12,264       4,671        608      4,063
  Amortization              8,202       7,430         772        117        655
                        ---------   ---------    --------   --------   --------
                          136,144      91,684      44,460     10,549     33,911
                        ---------   ---------    --------   --------   --------
Operating Income       $   11,822  $    8,064   $   3,758  $  (1,573) $   5,331
                        =========   =========    ========   ========   ========

Cellular telephone revenues
  as a percent of
  total revenues               56%          48%
Additions to property,
  plant and equipment   $  43,252  $    37,375
Identifiable assets   $ 1,958,084  $ 1,708,648
Consolidated Markets:
  Customers               785,000      478,000
  Market penetration         3.54%        2.17%
  Cell sites in service     1,139          841
  Average monthly service
    revenue per customer  $ 64.03      $ 71.25
  Churn rate per month        2.1%         2.1%
  Marketing cost per gross
    customer addition     $   360      $   386

Operating Revenues increased 48%($48.2 million)in the first quarter of 1996.
The revenue increase is primarily attributable to increases in the number of local retail customers, growth in inbound roaming revenues and the effect of acquisitions. Average monthly revenue per customer was $64 in the first quarter of 1996 and $71 in 1995. The decline in average monthly revenue per customer was primarily a result of a decrease in monthly inbound roaming revenue per customer.

Local service revenue, from local customers' usage of USM's systems, increased 59% ($34.6 million) in the first quarter of 1996. The revenue increases were primarily the result of the 64% customer growth in consolidated markets. Average monthly local retail revenue per customer was $42 in the first quarter of 1996 and $43 in 1995. The decline in average local revenue per customer in 1996 was primarily a result of USM's use of incentive programs to increase lower-priced weekend and off-peak usage. USM believes local retail revenue per customer will continue to decrease due to the usage patterns of incrementally added customers. This is part of an industry trend and is believed to be related to the tendency of early customers in a market to be the heaviest users during peak business hours. It also reflects the continued penetration of the consumer market, which tends to include fewer peak business hour usage customers.

Inbound roaming revenue (charges to customers of other systems who use USM's cellular systems when roaming) increased 31% ($9.3 million) in the first quarter of 1996. The increase is attributable to an increase in the number of customers from other systems using USM's systems as well as an increased number of cell sites within those systems offset somewhat by a reduction in the average price per minute. USM's average inbound roaming revenue per minute is also decreasing due to price reductions negotiated with other cellular operators. The reduction in roaming revenue rates along with USM's customer base increasing at a more rapid rate than the rate of increase in roaming revenues has caused average monthly inbound roaming revenue per customer to decline to $17 in the first quarter of 1996 from $22 in 1995.

Long-distance and other revenue increased 41% ($3.4 million) in the first quarter of 1996 as the volume of long-distance calls billed by USM increased. Average monthly long-distance and other revenue per customer was $5 in the first quarter of 1996 and $6 in 1995.

Equipment sales revenue reflects the sale of cellular telephone units. The average revenue per telephone unit sold was $47 in the first quarter of 1996 and $62 in 1995.

Operating Expenses increased 48% ($44.5 million) in the first quarter of 1996. The increases were primarily due to increased marketing costs related to increased customer activations, a larger customer base, net acquisitions (net effect of acquisitions and divestitures) and increased depreciation and amortization expense related to increases in fixed assets and license costs.

System operations expenses increased 79%($10.4 million) in the first quarter of 1996 as a result of increases in customer usage expenses and costs associated with operating the increased number of cell sites. Also contributing to the increase were $2.0 of additional costs related to fraudulent use of USM's customers' cellular telephone numbers. USM has put procedures in place to combat this fraud, which is primarily related to roaming usage, to reduce the effect on
future periods.   Customer usage expenses represent charges from other
telecommunications service providers for local interconnection to the landline network, toll charges and roaming expenses from USM's customers' use of systems other than their local systems, offset somewhat by pass-through roaming revenue. Customer usage expenses grew 154% ($8.3 million) in 1996 as minutes used on USM's systems increased, primarily related to the 64% increase in customers and increased inbound roaming usage, and as the amount of fraudulent usage increased. Maintenance, utility and cell site expenses grew 26% ($2.0 million) in the first quarter of 1996 reflecting the growth in the number of cell sites to 1,139 from 841 at March 31, 1996 and 1995, respectively.

Marketing and selling expenses increased 55% ($11.0 million) in the first quarter of 1996. Marketing and selling expenses consist primarily of personnel costs, commissions, retail office expenses, agent expenses, advertising and promotional expenses. These expenses follow the trend of increasing activations which grew from 72,000 in the first quarter of 1995 to 117,000 in the most recent quarter. Cost of equipment sold reflects the cost of increased unit sales discussed above, offset somewhat by falling manufacturers' prices per unit. The average cost of a telephone unit sold was $171 in 1996 and $206 in 1995. Cost per gross customer addition (marketing and selling expenses and cost of equipment sold less equipment revenues divided by gross customer additions) decreased to $360 in 1996 from $386 in 1995.

General and administrative expenses increased 48% ($13.4 million) in the first quarter of 1996. These expenses include the cost of operating USM's local business offices and its corporate expenses. The increase includes the effects of increases in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in USM's business and the acquisition of additional operations. USM is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses. The increase also includes the effect of a higher amount of bad debts, related to USM's increased rate of customer growth, and the effect of increased non-income taxes levied by state and local taxing authorities, which are increasingly using cellular services as a source for new revenues.

Depreciation expense increased 38% ($4.7 million) in the first quarter of 1996, reflecting an increase in average fixed assets of 41% since March 31, 1995 due to the increase in cell sites built to improve coverage in USM's markets. Amortization expense increased 10% ($800,000) primarily due to increases in deferred information system costs.

Operating Income was $11.8 million in the first quarter of 1996 and $8.1 million in 1995. Operating margin on service revenues declined slightly to 8.2% in the first quarter of 1996 from 8.4% in 1995.

The Company expects service revenues to continue to grow in 1996 as customers are added to USM's markets and as it realizes a full year of revenue from customers and additional retail and roaming revenue from cell sites added in 1995. However, management anticipates that average monthly revenue per customer will continue to decrease as local retail and inbound roaming revenue per minute of use declines and as the growth rate of the Company's customer base exceeds the growth rate of inbound roaming revenue, diluting the roaming contribution per customer. The Company also expects expenses to continue to increase in 1996 as it incurs a full year of expenses for markets and cell sites added in 1995 and it incurs expenses associated with customer and system growth.

Additionally, management believes there exists a seasonality at USM in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth. This seasonality may cause operating income to vary from quarter to quarter.

TELEPHONE OPERATIONS

TDS manages its local landline telephone service through its wholly owned subsidiary TDS Telecommunications Corporation ("TDS Telecom"). At March 31, 1996, TDS Telecom operated 102 telephone companies which served 454,000 access lines in 28 states. It also operated a small, long-distance company. TDS Telecom expands its operations through internal access line growth and acquisitions.

Operating results for the first quarter of 1996 primarily reflects an increase in internal access line growth of 5% since March 31, 1995 and the effects of acquisitions. Operating cash flow increased 4% to $44.0 million in the first quarter of 1996 compared to $42.1 million in 1995. The rate of growth of operating cash flow slowed in 1996 due to the effects of earnings pressures from regulatory agencies and long-distance providers and increased operating expenses. TDS Telecom continues to provide steadily growing operating cash flow and earnings to support its construction activities.

                                       Three Months Ended March 31
                          -----------------------------------------------------
                                                              Change    Change
                                                              Due to   Excluding
                                                              Acquis-    Acquis-
                            1996          1995      Change    itions     itions
                            ----          ----      ------    -------   --------
                             (Dollars in thousands, except per customer amounts)
 Local Telephone Operations
  Operating Revenues
  Local service         $   25,131   $   22,638   $  2,493   $   476   $  2,017
  Network access and
      long-distance         48,506       45,349      3,157       944      2,213
  Miscellaneous              9,840       10,566       (726)      140       (866)
                        ----------   ----------   --------   -------    -------
                            83,477       78,553      4,924     1,560      3,364
                        ----------   ----------   --------   -------    -------

  Operating Expenses
  Network operations        13,861       12,456      1,405       334      1,071
  Depreciation and
      Amortization          20,137       18,549      1,588       432      1,156
  Customer operations       11,835       11,489        346       247         99
  Corporate and other       14,895       13,504      1,391       371      1,020
                        ----------   ----------   --------   -------    -------
                            60,728       55,998      4,730     1,384      3,346
                        ----------   ----------   --------   -------    -------
  Local Telephone
     Operating Income       22,749       22,555        194       176         18
                        ----------   ----------   --------   -------    -------
Long-distance Operations
  Revenues                   5,634        5,756       (122)       --       (122)
  Expenses                   5,162        5,190        (28)       --        (28)
                        ----------   ----------   --------   -------    -------
  Long-distance
      Operating Income         472          566        (94)       --        (94)
                        ----------   ----------   --------   -------    -------
Operating Income        $   23,221   $   23,121   $    100   $   176    $   (76)
                        ==========   ==========   ========   =======    =======

Telephone revenues
  as a percent of
  total revenues                34%          40%
Additions to property,
  plant and equipment   $   27,522   $   24,104
Identifiable assets     $1,080,160   $1,036,467
Companies                      102          100
Access lines               454,000      410,000
Growth in access lines
  from prior year-end:
  Acquisitions              22,500       12,900
  Internal growth            5,600        4,600
Average monthly revenue
  per access line       $    64.04   $    65.10

Operating Revenues from local telephone operations increased 6% ($4.9 million) in the first quarter of 1996. The increases in revenues were due to the effects of acquisitions, increased network usage, internal access line growth and the recovery of increased costs of providing long-distance services.
Acquisitions increased local telephone revenues 2% ($1.6 million).

Local service revenues increased 9% ($2.0 million) in the first quarter of 1996, excluding the effects of acquisitions. Internal growth in access lines and sales of custom-calling and other features increased local service revenues approximately $1.7 million in 1996.

Network access and long-distance revenues increased 5% ($2.2 million) in the first quarter of 1996, excluding the effects of acquisitions. Recovery of increased costs of providing access to long-distance carriers increased revenues $1.4 million in 1996. The remainder of the revenue increase was primarily due to increased minutes of use and increases in access lines served.

Miscellaneous revenues, excluding the effects of acquisitions, decreased 8% ($900,000) in the first quarter of 1996. The decrease is primarily attributable to the reduction in billing and collection revenue and lower sales of customer premise equipment in the first quarter of 1996.

Operating Expenses from local telephone operations increased 8% ($4.7 million) in the first quarter of 1996. The effects of acquisitions increased expenses 2% ($1.4 million).

Network operations expense increased 9% ($1.1 million) in the first quarter of 1996, net of acquisitions. Network operations expense consists of costs to maintain the high-quality telecommunications networks which provide advanced telecommunications services. The increase in 1996 was primarily due to salary and work force changes. A portion of the increase is related to the centralized network management center being developed to provide more effective network monitoring, increased customer satisfaction and lower costs.

Depreciation and amortization expense increased 6% ($1.2 million) in the first quarter of 1996, excluding the effects of acquisitions. The increase in depreciation expense is primarily due to growth in plant and equipment.

Customer operations expense increased 1% ($100,000) in the first quarter of 1996, net of acquisitions. Customer operations expense includes costs for marketing, sales, product management, as well as expenses for establishing and servicing customer accounts. The increases were due primarily to salary and workforce changes.

Corporate and other expenses increased 8% ($1.0 million) in the first quarter of 1996, net of acquisitions. Corporate and other expenses consist of costs incurred for executive administration and management, accounting, human resource management, information management, legal services and property and other non-income taxes. The increase in 1996 relates to costs incurred to form a group to explore and develop new products as well as salary and other work force changes.

Long-distance Operations represents revenues and expenses from a small, long-distance operation acquired in August 1994.

Operating Income from telephone operations increased $100,000 in the first quarter of 1996. The local telephone operating margin, excluding long-distance operations, was 27.3% in 1996 and 28.7% in 1995. The reduction in operating margin in 1996 was caused by earnings pressures from regulatory agencies and long-distance providers and increased operating expenses.

Management expects TDS Telecom's revenues, operating income and operating cash flow to continue to increase modestly in 1996 from steady growth in operations. Continued pressures on revenue sources, however, may cause operating margins to be somewhat reduced in future periods.

RADIO PAGING OPERATIONS

TDS manages its radio paging business through American Paging, Inc. [AMEX: APP], an 82.3%-owned subsidiary. APP provides wireless messaging communications to 802,100 subscribers in 14 states and the District of Columbia, covering a total population base of 75 million.

During 1995, APP announced a plan to restructure key operating areas which will extend into 1996. Upon completion of the plan, APP is targeting increased sales through the direct channel, an improved customer mix, a lower level of administrative costs and improved customer service.

As anticipated, growth in customer units and revenues have been slow during the past few quarters due to the restructuring activities. APP anticipates continued slower unit and revenue growth during the first half of 1996 as a result of work force disruptions caused by the reengineering of the sales force and customer service organization. While APP does not expect to see measurable benefits before the end of the second quarter of 1996 as a result of its restructuring efforts, it does expect to move toward industry operating levels during the last half of 1996.

                                           Three Months Ended March 31,
                                    ----------------------------------------
                                        1996           1995           Change
                                        ----           ----           ------
                                (Dollars in thousands, except per unit amounts)
Service Operations
  Revenues                          $     23,708    $    22,237    $     1,471
                                    ------------    -----------    -----------
  Costs and expenses
    Cost of services                       6,586          5,452          1,134
    Selling and advertising                5,132          4,142            990
    General and administrative             8,705          9,064           (359)
    Depreciation and amortization          7,169          5,560          1,609
                                    ------------    -----------     ----------
                                          27,592         24,218          3,374
                                    ------------    -----------     ----------
    Service Operating (Loss)              (3,884)        (1,981)        (1,903)
                                    ------------    -----------     ----------
Equipment Sales
    Revenues                               2,602          3,681         (1,079)
    Cost of equipment sold                 2,804          3,729           (925)
                                    ------------    -----------     ----------
    Equipment Sales (Loss)                  (202)           (48)          (154)
                                    ------------    -----------     ----------
Operating (Loss)                    $     (4,086)   $    (2,029)    $   (2,057)
                                    =============   ===========     ==========

Radio paging revenues as a percent of
    total revenues                            10%            12%
Additions to property and equipment  $    10,814    $     9,101
Identifiable assets                  $   156,885    $   147,676
Pagers in service                        802,100        705,100
Average monthly service
    revenue per unit                 $     10.03    $     10.91
Transmitters in service                    1,016            969
Churn rate per month                         2.7%           2.3%
Marketing cost per gross
    customer unit addition           $        63    $        42

Service Revenues increased 7% ($1.5 million) in the first quarter of 1996, primarily as a result of growth in the number of pagers in service. Pagers in service increased 14% (97,000, including 28,400 from acquisitions) since March 31, 1995. Service revenue growth was slower than paging unit growth due to competitive pricing declines and a continuing shift in the distribution channel mix to lower revenue producing reseller units.

Average monthly service revenue per unit declined 8% to $10.03 in the first quarter of 1996 from $10.91 in the same period of 1995. The decline in average revenue per unit was the result of competitive pricing pressures and a shift to lower revenue producing reseller channels. The competitive pricing declines accounted for 6% of the 8% decline in average revenue per unit. APP refocused its marketing strategy in mid-1995 to the higher revenue producing direct distribution channel in connection with its restructuring activities. APP is committing additional resources to sales and sales support with the intent to increase unit sales, revenue and productivity. Reseller units comprised 33% of units in service at March 31, 1996 compared to 32% in 1995.

Service Operating Expenses increased 14% ($3.4 million) in the first quarter of 1996 primarily due to additional costs to serve the expanded customer base, higher selling costs, restructuring charges and higher depreciation and amortization expense. The first quarter of 1996 includes total restructuring charges of $800,000.

Cost of services increased 21% ($1.1 million) in the first quarter of 1996 due to additional costs to provide service to the increased customer base, and the costs of maintaining, upgrading and expanding systems to improve system reliability and coverage. APP's transmitters in service increased to 1,016 at March 31, 1996 from 969 at March 31, 1995. Transmitters were added primarily for continued expansion and upgrade of existing systems coupled with the retirement of smaller, outdated systems to improve operating efficiencies.

Selling and advertising expense increased 24% ($1.0 million) in the first quarter of 1996 due to the increased number of sales personnel and the conversion of operations offices into sales offices. APP is committing additional resources to sales and sales support with the intent to increase unit sales, revenue and productivity. The cost per gross customer addition, excluding customers added through acquisitions, was $63 in the first quarter of 1996 compared to $42 in the same period of 1995.

General and administrative expense decreased 4% ($400,000) in the first quarter of 1996 due to the reduction in administrative staff related to restructuring
activities.   During the first quarter of 1996, APP recorded additional
restructuring charges of $450,000 related to subleasing office space, employee severance and out placement services, and for consulting services. Further reductions are expected as duplicative staffing is reduced during the transition of back office functions in APP's 17 service operating centers to a single Customer Telecare Center.

Depreciation and amortization charges increased 29% ($1.6 million) in the first quarter of 1995, reflecting increased investment in pagers and related equipment, the effects of acquisitions and $350,000 in accelerated depreciation for assets no longer required upon completion of the restructuring activities.

Operating (Loss) was $4.1 million in the first quarter of 1996 and $2.0 million in the same period of 1995. The increase in operating loss reflects the increase in operating expenses associated with the growth in the number of paging customers served and the restructuring charges compounded by the slower increase in service revenues.

BROADBAND PERSONAL COMMUNICATIONS SERVICES
TDS manages its broadband personal communications services business through American Portable Telecom, Inc. American Portable's licenses cover the Major Trading Areas of Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus and account for approximately 27.3 million population equivalents.

In April, 1996, American Portable issued 12,250,000 Common Shares at $17 per share in an initial public offering. Upon completion of the offering, TDS held 82.8% of the total shares outstanding. American Portable shares are traded on the NASDAQ market under the symbol "APTI".

Management anticipates that the construction of the cell sites will begin in the second quarter of 1996, following the completion of detailed engineering and site acquisition activities. Marketing and selling activities along with commercial operations are anticipated to commence in early 1997.

PCS Development Costs include expenses incurred by TDS and American Portable to participate in the FCC auction process, to build American Portable's management and operating teams and to develop American Portable's strategic and operational plans for the future deployment of personal communications services. American Portable expects to incur significant expenditures for the development of PCS activities during 1996.

                                                  Three Months Ended March 31,
                                                -------------------------------
                                                     1996              1995
                                                     ----              ----
                                                     (Dollars in thousands)

Additions to property and equipment             $       8,910    $      --
Identifiable assets                             $     343,945    $     289,268
                                                =============    =============



PARENT AND SERVICE COMPANY OPERATIONS
Other Income (Expense), Net includes the gross income of TDS's printing and other service companies and costs of corporate operations.

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     1996              1995
                                                     ----              ----
                                                     (Dollars in thousands)

Additions to property and equipment             $       3,463    $       5,202
Identifiable assets                             $      48,461    $      68,618
                                                =============    =============

FINANCIAL RESOURCES AND LIQUIDITY

TDS and its subsidiaries operate relatively capital-intensive businesses. Rapid growth has caused expenditures for construction, expansion and acquisition programs to exceed internally generated cash flow in recent years. Accordingly, TDS has obtained substantial funds from external sources to finance construction of cellular telephone systems and to fund acquisitions in the past. Although the steady internal cash flow from TDS Telecom and increasing internal cash flow from USM have reduced the need for external financing, the development and construction activities of American Portable will require substantial additional funds from external sources.

Cash Flows From Operating Activities. TDS is generating substantial internal funds from the rapid growth in customer units and revenues. Operating cash flow (operating income plus depreciation and amortization) increased 14% to $84.0 million in the first quarter of 1996 from $73.4 million in 1995. The increase represents primarily the 33% ($9.2 million) increase in cellular telephone operating cash flow. Cash flows from other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $42.5 million in the first quarter of 1996.

                                           Three Months Ended March 31,
                                    ------------------------------------------
                                      1996              1995            Change
                                      ----              ----            ------
                                                (Dollars in thousands)
Operating cash flow
       Cellular telephone      $      36,959    $      27,758     $       9,201
       Telephone                      43,983           42,096             1,887
       Radio paging                    3,083            3,531              (448)
                               -------------    -------------     -------------
                                      84,025           73,385            10,640
Other operating activities           (42,478)         (25,171)          (17,307)
                               -------------    -------------     -------------
                               $      41,547    $      48,214     $      (6,667)
                               =============    =============     =============

Cash Flows from Financing Activities. TDS uses short-term debt to finance its cellular telephone and radio paging operations, for acquisitions and for general corporate purposes. TDS takes advantage of attractive opportunities to retire short-term debt with the proceeds from long-term debt and equity sales and sales of non-strategic assets. Cash flows from financing activities totaled $8.9 million in the first quarter of 1996 compared to $76.6 million in 1995. Increases in short-term debt provided most of the Company's external financing requirements during the first quarter of 1996. Increases in vendor financing totaling $54.2 million and the sale of $39.2 million of TDS medium term notes provided most of the Company's external financing requirements during the first quarter of 1995.

Cash Flows From Investing Activities. TDS makes substantial investments each year to acquire, construct, operate and maintain modern high-quality communications networks and facilities. Cash flows from investing activities required $42.7 million in the first quarter of 1996 compared to $93.6 million in 1995, primarily for additions to property, plant and equipment totaling $94.0 million in 1996 and $75.8 million in 1995. The sales of non-strategic cellular interests and other investments provided $71.9 million in 1996 and $32.2 million in 1995.

Property, Plant and Equipment. The primary purpose of TDS's construction and expansion program is to provide for normal growth, to upgrade service, to expand into new communication areas, and to take advantage of service-enhancing and cost-reducing technological developments. Additions to property, plant and equipment totaled $94.0 million in the first quarter of 1996 consisting of $43.3 million for cellular plant and equipment, $27.5 million for telephone plant and equipment, $10.8 million for radio paging property and equipment, $8.9 million of broadband PCS equipment and $3.5 million for other assets.

Acquisitions. TDS seeks to acquire cellular telephone, telephone and paging interests which add value to the organization. During the first quarter of 1996, the Company purchased controlling interests in a cellular market and two telephone companies. The aggregate consideration for these acquisitions was $73.6 million primarily consisting of 1.8 million TDS Common Shares.

TDS has entered into definitive agreements at March 31, 1996, to acquire three telephone companies for an aggregate consideration of $42.8 million, consisting of 869,000 TDS Common Shares and $2.5 million in cash, and is currently negotiating agreements for the acquisition of additional cellular, telephone and paging companies.

TDS and USM continue to assess the makeup of cellular holdings in order to maximize the benefits derived from clustering USM's markets. As the number of opportunities for acquisitions of cellular interests has decreased and as USM's clusters have grown to realize greater economies of scale, USM's focus has shifted toward exchanges and sales of non-strategic interests.

During the first quarter of 1996, USM sold four markets and a market partition, and traded a majority interest in one market for a majority interest in another market and cash. These transactions, along with sales of certain other investments by the Company, generated net cash proceeds of $71.9 million.

At March 31, 1996, USM had agreements pending to sell controlling interests in four markets and to settle litigation related to an investment interest sold in 1995. Pursuant to the agreements, USM will receive $115 million in cash and $20 million of notes receivable due in three years. All of the pending agreements discussed above are expected to be completed during 1996. Certain of these transactions will generate substantial gains for book and tax purposes.

LIQUIDITY

Management believes TDS has sufficient internal and external resources to finance the anticipated requirements of its business development, construction and acquisition programs.

TDS is generating substantial internal funds to finance business development and construction programs. Operating cash flow for the twelve months ended March 31, 1996 increased to $334.1 million from $277.5 million in 1995.

                                          Twelve Months Ended March 31,
                                 ------------------------------------------
                                  1996              1995            Change
                                  ----              ----            ------
                                           (Dollars in thousands)
Operating Income
       Cellular telephone    $     141,414    $      96,883     $      44,531
       Telephone                   177,481          164,399            13,082
       Radio paging                 15,247           16,261            (1,014)
                             -------------    -------------     -------------
                             $     334,142    $     277,543     $      56,599
                             =============    =============     =============

The Company's property, plant and equipment additions are anticipated to aggregate approximately $434 million for 1996 (excluding PCS construction and development expenditures) consisting of $240 million for cellular capital additions, $125 million for telephone capital additions,

$54 million for the radio paging property and equipment and $15 million for other fixed asset expenditures.

USM plans to finance its cellular construction program using primarily internally generated cash supplemented by proceeds from the sale of non-strategic assets. TDS Telecom plans to finance its construction program using internally generated cash supplemented by long-term financing from federal government programs. American Paging plans to finance its property and equipment expenditures primarily through internally generated cash and borrowings under TDS's short-term lines of credit.

PCS Development. American Portable plans to construct networks in its six primary Major Trading Areas. Management anticipates the construction of the cell sites will begin in the second quarter of 1996, following the completion of detailed engineering and site acquisition activities. Marketing and selling activities along with commercial operations are anticipated to commence in early 1997.

American Portable anticipates construction, development and introduction of PCS networks and services will require substantial capital and operating expenditures over the next several years. While construction (including microwave relocation), and other start-up activities may be impacted by many factors, American Portable estimates that the aggregate funds required through December 31, 1998 will total approximately $830 million ($420 million in 1996, $340 million in 1997 and $70 million in 1998). This amount includes an estimated $585 million of capital expenditures for construction of the PCS networks ($370 million in 1996, $205 million in 1997 and $10 million in 1998) and $245 million of estimated working capital requirements.

TDS expects American Portable's 1996 capital expenditures and expenditures for start-up and development activities to aggregate approximately $420 million. These expenditures will be financed using a variety of resources, including but not limited to, borrowings under TDS's short-term bank lines of credit, vendor financing and equity investors in American Portable. In March 1996, American Portable selected Nokia Telecommunications, Inc. ("Nokia") as its sole supplier of infrastructure equipment during the initial build out of its PCS Networks. Nokia has agreed in principle to provide up to $200 million in financing for the equipment. American Portable sold 12,250,000 of its common shares, approximately 17.2% of total outstanding shares, at a price of $17 per share in an initial public offering on April 25, 1996. The net proceeds from the offering, after underwriters fees and estimated expenses, will be approximately $194 million.

TDS anticipates that start-up and development of high-quality networks and the marketing of systems in American Portable's major markets will reduce the rate of growth in TDS's operating and net income from levels which would otherwise be achieved during the next few years.

TDS and its subsidiaries have cash and temporary investments totaling $86.5 million and longer-term cash investments totaling $41.4 million at March 31, 1996. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries' debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

TDS and its subsidiaries also have access to a variety of external capital sources. TDS and its subsidiaries had $469 million of bank lines of credit for general corporate purposes at March 31, 1996, $444 million of which were committed. Unused amounts of such lines totaled $268 million, $243 million of which were committed. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

TDS has a universal shelf registration statement which may be used from time to time to issue debt securities and/or Common Shares for cash. TDS and USM have shelf registration statements covering the issuance of equity for acquisitions. In addition, the Company has issued Common Shares for acquisitions pursuant to registration statements filed specifically for particular acquisitions.

Management believes TDS's internal cash flows and funds available from cash and cash investments provide substantial financial flexibility. TDS also has substantial lines of credit and longer-term financing commitments to help meet its short- and long-term financing needs. Moreover, TDS and its subsidiaries have access to public and private capital markets and anticipate issuing debt and equity securities when capital requirements (including acquisitions), financial market conditions and other factors warrant.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                 Three Months Ended
                                                      March 31,
                                              ------------------------
                                               1996              1995
                                               ----              ----
                                                (Dollars in thousands,
                                              except per share amounts)
OPERATING REVENUES
    Cellular telephone                 $       147,966    $      99,748
    Telephone                                   89,111           84,309
    Radio paging                                26,310           25,918
                                       ---------------    -------------
                                               263,387          209,975
                                       ---------------    -------------
OPERATING EXPENSES
    Cellular telephone                         136,144           91,684
    Telephone                                   65,890           61,188
    Radio paging                                30,396           27,947
                                       ---------------    -------------
                                               232,430          180,819
                                       ---------------    -------------
OPERATING INCOME                                30,957           29,156
                                       ---------------    -------------
INVESTMENT AND OTHER INCOME
    Interest and dividend income                 2,176            3,095
    Cellular investment income, net of
        license cost amortization               10,449            9,672
    Gain on sale of cellular interests          41,758           19,488
    PCS development costs                       (5,746)            (469)
    Other income (expense), net                    886             (197)
    Minority share of income                    (7,367)          (6,162)
                                       ---------------    -------------
                                                42,156           25,427
                                       ---------------    -------------
INCOME BEFORE INTEREST AND INCOME TAXES         73,113           54,583
Interest expense                                11,860           12,414
                                       ---------------    -------------
INCOME BEFORE INCOME TAXES                      61,253           42,169
Income tax expense                              27,564           18,976
                                       ---------------    -------------
NET INCOME                                      33,689           23,193
Preferred Dividend Requirement                    (422)            (492)
                                        --------------    -------------
NET INCOME AVAILABLE TO COMMON          $       33,267    $      22,701
                                        ==============    =============
WEIGHTED AVERAGE COMMON SHARES (000s)           59,393           57,292

EARNINGS PER COMMON SHARE               $          .56    $         .39
                                        ==============    =============

DIVIDENDS PER COMMON AND
    SERIES A COMMON SHARE               $          .10    $        .095
                                        ==============    =============


         The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                    1996                1995
                                                    -----               ----
                                                     (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                               $       33,689      $      23,193
    Add (Deduct) adjustments to
     reconcile net income
     to net cash provided by
     operating activities
       Depreciation and amortization                 56,913             47,139
           Deferred taxes                             6,432              6,018
           Investment income                        (11,232)           (11,240)
           Minority share of income                   7,367              6,162
           Gain on sale of
             cellular interests                     (41,758)           (19,488)
           Noncash interest expense                   4,606                492
           Other noncash expense                      1,505              1,151
           Change in accounts receivable                505              4,073
           Change in accounts payable               (24,266)           (14,007)
           Change in accrued taxes                   18,657             11,313
           Change in accrued interest                (5,634)            (4,174)
           Change in other assets
             and liabilities                         (5,237)            (2,418)
                                              -------------      -------------
                                                     41,547             48,214
                                              --------------     -------------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Long-term debt borrowings                         2,168             96,317
    Repayments of long-term debt                     (7,080)            (8,534)
    Change in notes payable                          19,952             (6,691)
    Proceeds from the issuance of common stock        1,008              2,489
    Minority partner capital distributions             (751)              (657)
    Redemption of preferred stock                      (525)              (534)
    Dividends paid                                   (6,451)            (5,933)
    Proceeds from the issuance of
       subsidiaries stock                               606                158
                                               -------------     -------------
                                                      8,927             76,615
                                               -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment      (93,961)           (75,782)
    Investments in and advances to cellular
       minority partnerships                         (7,015)            (3,578)
    Distributions from partnerships                   2,566              1,792
    Investments in PCS licenses                      (6,364)           (37,885)
    Proceeds from investment sales                   71,864             32,220
    Change in other investments                      (2,610)            (1,268)
    Acquisitions, net of cash acquired                2,790            (13,928)
    Change in temporary investments
       and marketable securities                     (9,950)             4,874
                                                -----------      -------------
                                                    (42,680)           (93,555)
                                                -----------      -------------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                    7,794             31,274
CASH AND CASH EQUIVALENTS -
    Beginning of period                              55,116             24,733
                                                -----------      -------------
    End of period                               $    62,910      $      56,007
                                                ===========      =============

         The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                        (Unaudited)
                                       March 31, 1996         December 31, 1995
                                       --------------         -----------------
                                                 (Dollars in thousands)

CURRENT ASSETS
    Cash and cash equivalents         $        62,910         $        55,116
    Temporary investments                      23,545                  25,735
    Accounts receivable from
       customers and others                   150,248                 145,344
    Materials and supplies,
       at average cost,
       and other current assets                35,071                  35,015
                                      ---------------         ---------------
                                              271,774                 261,210
                                      ---------------         ---------------

INVESTMENTS
    Cellular limited partnership
       interests                              167,731                 158,559
    Cellular license acquisition
       costs, net of amortization           1,103,435               1,075,820
    PCS license acquisition costs,
       net of amortization                    362,835                 356,561
    Franchise costs and other costs
       in excess of the underlying
       book value of subsidiardies,
       net                                    176,117                 168,608
    Other investments                          94,038                  87,726
                                      ---------------         ---------------
                                            1,904,156               1,847,274
                                      ---------------         ---------------

PROPERTY, PLANT AND EQUIPMENT
    Cellular telephone, net                   548,120                 530,027
    Telephone, net                            684,028                 657,015
    Radio paging, net                          60,400                  59,452
    PCS, net                                   21,934                  11,978
    Other, net                                 33,843                  34,938
                                      ---------------         ---------------
                                            1,348,325               1,293,410
                                      ---------------         ---------------

OTHER ASSETS AND DEFERRED CHARGES              63,280                  67,188
                                      ---------------         ---------------

    TOTAL ASSETS                      $     3,587,535         $     3,469,082
                                      ===============         ===============

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                       (Unaudited)
                                     March 31, 1996          December 31, 1995
                                     -------------          -----------------
                                               (Dollars in thousands)
CURRENT LIABILITIES
    Current portion of
       long-term debt
       and preferred shares         $         36,538       $           49,233
    Notes payable                            204,272                  184,320
    Accounts payable                          76,655                  122,886
    Advance billings and customer
       deposits                               28,872                   27,706
    Accrued interest                           5,983                   11,573
    Accrued taxes                             22,043                    2,525
    Other current liabilities                 29,171                   29,481
                                     ---------------       ------------------
                                             403,534                  427,724
                                     ---------------       ------------------

DEFERRED LIABILITIES AND CREDITS             145,124                  138,295
                                     ---------------       ------------------
LONG-TERM DEBT, excluding current
   portion                                   873,621                  858,857
                                     ---------------       ------------------
REDEEMABLE PREFERRED SHARES,
excluding current portion                        360                    1,587
                                    ----------------       ------------------

MINORITY INTEREST in subsidiaries            345,558                  328,544
                                    ----------------       ------------------
NONREDEEMABLE PREFERRED SHARES                29,609                   29,710
                                    ----------------       ------------------

COMMON STOCKHOLDERS' EQUITY
    Common Shares,
      par value $1 per share                  53,251                   51,137
    Series A Common Shares,
      par value $1 per share                   6,893                    6,893
    Common Shares issuable (30,975
      and 31,431 shares,
      respectively)                            1,461                    1,496
    Capital in excess of par value         1,493,559                1,417,513
    Retained earnings                        234,565                  207,326
                                    ----------------         ----------------
                                           1,789,729                1,684,365
                                    ----------------         ----------------
                                    $      3,587,535         $      3,469,082
                                    ================         ================

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

2. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

3. Earnings per Common Share were computed by dividing Net Income Available to Common by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common stock equivalents at March 31, 1996 consist of dilutive Common Share options.

4. Assuming that acquisitions accounted for as purchases during the period January 1, 1995, to March 31, 1996, had taken place on January 1, 1995, unaudited pro forma results of operations from continuing operations would have been as follows:

                                                Three Months Ended
                                                     March 31,
                                             ----------------------------
                                              1996                   1995
                                              ----                   ----
                                             (Dollars in thousands, except
                                                   Per share amounts)

Operating revenues                   $         267,740      $       221,841
Net income                                      33,751               20,176
Earnings per share                   $             .56      $           .33

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

      TDS acquired certain cellular licenses, operating companies and telephone companies in 1996 and 1995. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed, and Common Shares and Preferred Shares issued.

                                                       Three Months Ended
                                                             March 31,
                                                    ------------------------
                                                     1996              1995
                                                     ----              ----
                                                       (Dollar in thousands,
                                                      except per share amounts)

      Property, plant and equipment              $     30,779      $    32,152
      Cellular licenses                                50,347           87,953
      Increase (decrease) in equity method
         investment in cellular interests              (1,845)          (1,943)
      Franchise costs                                   8,387           23,120
      Long-term debt                                  (14,304)         (19,511)
      Deferred credits                                 (3,455)            (769)
      Other assets and liabilities,
         excluding cash and cash equivalents            1,069           (2,548)
      Minority interest                                  (443)          (1,151)
      Common Shares issued and issuable               (73,291)         (99,692)
      USM Stock issued and issuable                       (34)          (3,683)
                                                   ----------      -----------
      (Increase) decrease in cash due
         to acquisitions                         $     (2,790)     $    13,928
                                                 ============      ===========


The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                        Three Months Ended
                                                             March 31,
                                                    -------------------------
                                                      1996              1995
                                                      ----              ----
                                                        (Dollar in thousands,
                                                      except per share amounts)

      Interest Paid                              $     19,187      $    16,367
      Income Taxes Paid                                 2,534            1,819
      Common Shares issued by TDS for
         conversion of TDS Preferred Stock       $      3,974      $       263

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.    Contingencies
      The Company's material contingencies as of March 31, 1996, include the collectibility of a $5.5 million note receivable under a long-term financing agreement with a cellular company and a $10 million standby letter of credit in support of a bank loan to an entity minority-owned by the Company. For further discussion of these contingencies, see Note 14 of Notes to Consolidated Financial Statements included in the Company's Report on Form 10-K for the year ended December 31, 1995.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

      (a)    Exhibit 11 - Computation of earnings per common share.

      (b)    Exhibit 12 - Statement regarding computation of ratios.

      (c)    Exhibit 27 - Financial Data Schedule

      (d) Reports on Form 8-K filed during the quarter ended March 31, 1996:

         TDS filed a Report on Form 8-K dated January 10, 1996, which announced a proposal by TDS to transfer its minority ownership interests in certain cellular markets to United States Cellular Corporation or approximately $116.7 million.

         The Company also filed a Report on Form 8-K dated February 20, 1996, which announced that a subsidiary of TDS, American Portable Telecom, Inc., filed a registration statement with the Securities and Exchange Commission covering an initial public offering of 11.0 million Common Shares.

         No other reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TELEPHONE AND DATA SYSTEMS, INC.
                                  (Registrant)





Date      May 14, 1996                       MURRAY L. SWANSON
     --------------------------              --------------------------
                                             Murray L. Swanson,
                                             Executive Vice President-Finance
                                             (Chief Financial Officer)



Date      May 14, 1996                        GREGORY J. WILKINSON
     -------------------------                ---------------------------
                                              Gregory J. Wilkinson,
                                              Vice President and Controller
                                              (Principal Accounting Officer)