Form 10-Q
period 1996-06-30
TELEPHONE & DATA SYSTEMS INC
filed 1996-08-13
CIK 96966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         June 30, 1996
                               --------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________________ to________________

                          Commission File Number 1-8251

- --------------------------------------------------------------------------------


                        TELEPHONE AND DATA SYSTEMS, INC.
- --------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

             Iowa                                        36-2669023
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                30 North LaSalle Street, Chicago, Illinois 60602
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (312) 630-1900
                                 Not Applicable
           (Former address of principal executive offices) (Zip Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at July 31, 1996
      Common Shares, $1 par value                   54,173,726 Shares
  Series A Common Shares, $1 par value               6,898,044 Shares

- --------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.

                         2ND QUARTER REPORT ON FORM 10-Q


                                      INDEX



                                                                  Page No.
                                                                  -------
Part I.   Financial Information

            Management's Discussion and Analysis of
             Results of Operations and Financial Condition          2-15

            Consolidated Statements of Income -
             Three Months and Six Months Ended
             June 30, 1996 and 1995                                  16

            Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1996 and 1995                 17

            Consolidated Balance Sheets -
             June 30, 1996 and December 31, 1995                   18-19

            Notes to Consolidated Financial Statements             20-22


Part II.   Other Information                                        23


Signatures                                                          24

                          PART I. FINANCIAL INFORMATION
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Six Months Ended 6/30/96 Compared to Six Months Ended 6/30/95

CONSOLIDATED

Telephone and Data Systems, Inc. ("TDS" or the "Company") reported net income available to common of $92.9 million, or $1.54 per share, in the first half of 1996, compared to $44.8 million, or $.77 per share, in the first half of 1995. Consolidated operating results for the first half of 1996 compared to 1995 primarily reflect:

   o strong growth in cellular customer units resulting in substantial increases in cellular revenue, operating income and operating cash flow;
   o    steady growth in telephone access lines and revenues;
   o slower growth in pagers served, flat paging revenue and higher operating costs resulting in an increased paging operating loss;
   o significant gains and cash proceeds from sales and trades of non-strategic cellular interests and other investments; and
   o significant increases in PCS development costs as American Portable Telecom, Inc. proceeds to develop and construct its Personal Communications Services networks.

Net income available to common for the first half of 1996 and 1995 included significant gains from the sales of non-strategic cellular interests and certain other investments, and increased PCS development costs. Excluding these gains and PCS development costs, along with the related income taxes and minority interest, net income available to common would have been $44.0 million, or $.73 per share, in the first half of 1996, compared to $27.5 million, or $.47 per share, in the first half of 1995.
                                                    Six Months Ended June 30,
                                                        1996           1995
                                                        ----           ----
                                                       (Dollars in thousands,
                                                      except per share amounts)

Net Income Available to Common As Reported         $   92,889        $  44,800
   Add:   PCS Development Costs                         7,330            1,391
   Less:  Effects of Gains                            (56,256)         (18,695)
                                                   ----------        ---------
    As Adjusted                                    $   43,963        $  27,496
                                                   ==========        =========
Earnings Per Share As Reported                     $     1.54        $     .77
   Add:   PCS Development Costs                           .12              .02
   Less:  Effects of Gains                               (.93)            (.32)
                                                   ----------        ---------
       As Adjusted                                 $      .73        $     .47
                                                   ==========        =========

Operating Revenues increased 27% ($120.3 million) during the first half of 1996 primarily as a result of increases in customer units served. Consolidated cellular telephone, telephone and radio paging customer units increased 25% (18% attributable to cellular telephone) since June 30, 1995.

Cellular telephone revenues increased 49% ($105.8 million) in 1996 on a 56% increase in customer units through internal growth and acquisitions, plus a strong increase in inbound roaming revenues. Cellular customers increased to 860,000 at June 30, 1996 from 550,000 at June 30, 1995. Local retail revenue increased 57% ($73.2 million) in the first half of 1996 due primarily to the 56% customer growth. Average monthly local retail revenue per customer declined to $42.89 in the first half of 1996 from $44.63 in 1995 reflecting primarily the use of incentive programs to increase lower-priced weekend and off-peak usage. Average local minutes of use per retail customer increased to 102 in 1996 from 91 in 1995. However, U.S. Cellular's use of incentive programs in 1996 that encourage weekend and off-peak usage, in order to stimulate overall usage, resulted in a lower average revenue per minute of use. Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular's cellular systems when roaming) increased 35% ($22.8 million) in the first half of 1996 due to increased minutes of use. Average monthly inbound roaming revenue per customer declined to $18.63 in 1996 compared to $22.52 in 1995. The decrease is the result of roaming revenue growing at a slower rate than U.S. Cellular's customer base (35% versus 56%) and negotiated reductions in roaming rates. Long-distance and other revenue increased 48% ($8.3 million) in the first half of 1996 primarily due to the increased volume of long-distance calls billed by U.S. Cellular. Average monthly long-distance and other revenue per customer was $5.45 in the first half of 1996 and $6.02 in 1995. Average monthly service revenue per customer was $66.97 in the first half of 1996 and $73.19 in 1995. Equipment sales revenue increased 21% ($1.5 million) in 1996 reflecting the increase in the number of cellular telephone units sold.

Telephone revenues increased 8% ($14.6 million) in 1996 as a result of the effects of acquisitions ($5.6 million), recovery of increased costs of providing long-distance services ($3.8 million), increased network usage ($2.5 million), internal access line growth of 5% since June 30, 1995 ($2.3 million) and increased sales of custom calling and advanced features ($1.4 million). The number of telephone access lines increased 13% to 471,000 at June 30, 1996 from 416,000 at June 30, 1995. Average monthly revenue per access line declined slightly to $65.65 for the first half of 1996 from $65.86 in 1995.

Radio paging revenues decreased $200,000 in 1996. Service revenue increased 5% ($2.1 million) on a 9% increase in paging units in service. The number of pagers in service increased to 803,500 in 1996 from 738,600 in 1995. Average revenue per unit decreased 8% to $9.89 in 1996 from $10.74 in 1995 reflecting competitive pricing declines. Equipment sales revenue decreased $2.3 million reflecting the slow growth in pager sales.

Operating Expenses rose 27% ($103.2 million) in the first half of 1996 due primarily to added expenses to serve the growing customer base.

Cellular telephone expenses increased 42% ($82.9 million) during 1996. System operations expenses increased 72% ($21.9 million) in 1996 as a result of increases in customer usage expenses and costs associated with the growing number of cell sites within U.S. Cellular's systems. Customer usage expenses grew 137% ($18.1 million) as minutes of use increased, primarily related to the 56% increase in customer units and increased roaming usage. Also contributing to the increase was $5.4 million of additional costs related to fraudulent use of U.S. Cellular's customers' telephone numbers. U.S. Cellular is implementing procedures in certain markets to combat this fraud, which is primarily related to roaming usage. Maintenance, utility and cell site expenses increased 22% ($3.8 million) reflecting primarily the increase in the number of cell sites to 1,185 in 1996 from 940 in 1995. Marketing and selling expenses incurred to add new customers increased 39% ($26.5 million), including a $7.4 million increase in cost of equipment sold. Cost per gross customer addition declined to $357 in 1996 from $377 in 1995 as gross customer activations increased to 240,000 in 1996 from 161,000 in 1995. General and administrative expenses increased 39% ($23.4 million) due to the expansion of local office and corporate staff necessitated by the Company's growth. Depreciation and amortization increased 27% ($11.0 million) primarily due to the increase in average fixed assets since June 30, 1995.

Telephone expenses increased 11% ($13.9 million) during 1996 due to the effects of acquisitions ($4.3 million), growth in internal operations ($3.5 million) and increased depreciation and amortization ($2.7 million). The development of a centralized network management center to provide more effective network monitoring and maintenance and the development of new service offerings caused expenses to increase $3.4 million. These expenditures are expected to begin producing cost efficiencies and new revenues in the third quarter of 1996 and beyond. Operating margin declined to 26.1% in 1996 from 27.9% in 1995 reflecting moderate pricing pressures from regulatory agencies and long-distance providers and the additional 1996 expenditures to develop the network management center and new service offerings.

Paging expenses increased 11% ($6.4 million) in 1996. During September 1995, American Paging announced a plan to restructure key operating areas which will extend into the second half of 1996. Upon completion of the plan, American Paging is targeting increased sales through the direct channel, an improved customer mix, a lower level of administrative costs and improved customer service. While slow growth in customer units and revenues was anticipated during the first half of 1996 due to the restructuring activities, the magnitude of the impact was greater than expected. Cost of services increased 24% ($2.7 million) primarily due to the additional customers served and the expansion and upgrading of the transmission systems. Selling, general and administrative expenses increased 9% ($2.4 million), including $1.9 million of restructuring expenses related to subleasing office space, employee severance and outplacement services, and for consulting services. Cost of equipment sold decreased 27% ($2.0 million) as a result of the slow growth in unit sales. Depreciation and amortization increased 30% ($3.4 million) as a result of the increased investment in fixed assets and a $350,000 charge for the accelerated depreciation on certain assets retired as a result of the restructuring. With the completion of the conversion of all back- office operations to the Customer Telecare Center, American Paging is now refocusing its efforts in terms of sales and marketing.

Operating Income increased 27% ($17.1 million) in the first half of 1996 due to improved cellular operating results offset somewhat by the decline in paging operating results.

                                               Six Months Ended June 30,
                                           ---------------------------------
                                              1996        1995       Change
                                              ----        ----       ------
                                               (Dollars in thousands)
Operating Income
       Cellular telephone                  $  41,843   $  18,916   $  22,927
       Telephone                              48,848      48,104         744
       Radio paging                          (10,653)     (4,039)     (6,614)
                                           ---------   ---------   ---------
                                           $  80,038   $  62,981   $  17,057
                                           =========   =========   =========
Operating Margins
       Cellular telephone*                     13.3%        9.0%
       Telephone                               26.1%       27.9%
       Radio paging*                          (22.6%)      (9.0%)
       Consolidated                            14.2%       14.2%
   * Computed on Service Revenues

Management anticipates continued growth in consolidated customer units and revenues as the business units continue their expansion and development programs. The rate of revenue growth is expected to be somewhat slower than historical trends as cellular and paging revenue per unit continue to decline. Expenses should increase, driven by customer growth, although at a slower rate than revenues, yielding continued growth in operating income and operating cash flow. Additionally, management believes there exists a seasonality at U.S. Cellular in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth. This seasonality may cause operating income to vary from quarter to quarter.

Investment and Other Income totaled $124.1 million in 1996 and $45.8 million in 1995.

Gain on Sale of Cellular Interests and Other Investments totaled $128.3 million in the first half of 1996 compared to $36.4 million in 1995 as the Company has sold or traded certain non-strategic cellular interests and sold other investments.

PCS Development Costs totaled $13.5 million in 1996 and $900,000 in 1995. American Portable Telecom, Inc. ("American Portable") has been devoting substantially all of its efforts recruiting an experienced management team, developing and executing a business plan, raising capital and designing and constructing its PCS networks. Detailed network design has been completed for the service launch, expected to be early 1997, and for "phase II" coverage, expected to be complete within 12 months of service launch. During the third quarter of 1996, American Portable plans to focus on leasing the remaining cell sites required for launch, completing a substantial portion of site zoning and beginning site construction and installation of cell site electronics. Network construction, which started in mid-second quarter, is expected to continue into the first quarter of 1997. Technical trials are scheduled to begin in the fourth quarter of 1996 with customer trials scheduled to begin this year and conclude in the first quarter of 1997, followed by service launch. The Company expects to incur significant expenditures for the development of PCS activities during 1996 and 1997.

Cellular Investment Income, the Company's share of income of cellular markets in which the Company has a minority interest and follows the equity method of accounting, increased 24% ($4.3 million ) in the first half of 1996 as income from the cellular markets increased. Cellular investment income is net of amortization of license costs relating to these minority interests.

Minority Share of Income, the minority shareholders' share of U.S. Cellular's, American Paging's, and American Portable's net income or loss and other minority shareholders' and partners' share of subsidiaries' net income or loss, increased 67% ($8.3 million) in the first half of 1996 due primarily to the increase in U.S. Cellular's net income. Minority shareholders' share of gains on the sales of cellular interests was $12.4 million and $6.8 million in the first half of 1996 and 1995, respectively.

Interest Expense decreased 22% ($6.1 million) in the first half of 1996. The decrease in interest expense was attributable to TDS capitalizing $14.1 million of interest expense associated with expenditures for PCS licenses and capitalized construction costs. Long-term interest expense increased $6.5 million in 1996 as a result of the completion of U.S. Cellular's convertible debt offering in June of 1995.

Income Tax Expense increased 149% ($53.8 million) in 1996 compared with 1995. The increase reflects additional income taxes of about $43.8 million due to the 124% increase in pretax income and additional income tax expense of about $10.0 million due to tax gains in excess of book gains associated with the sale of certain cellular interests. The effective income tax rate was 49% in the first half of 1996 and 44% in 1995. The increase in the effective rate reflects the additional income taxes related to the sale of certain cellular interests.

Net Income Available to Common increased $48.1 million to $92.9 million in the first half of 1996 from $44.8 million in the first half of 1995. The 1996 increase reflects the additional $37.6 million gain on the sales of cellular interests and other investments and the continued improvement in operating results of the cellular business offset somewhat by increased paging losses and PCS development costs. Earnings Per Common Share were $1.54 in the first half of 1996 and $.77 in the first half of 1995.

TDS anticipates that the development of American Portable and its entrance into the PCS business is expected to reduce the rate of growth in TDS's net income from levels which would otherwise be achieved during the next few years.

Three Months Ended 6/30/96 Compared to Three Months Ended 6/30/95

CONSOLIDATED

Net income available to common for the second quarter of 1996 and 1995 included significant gains from the sales of non-strategic cellular interests and certain other investments, and increased PCS development costs. Excluding these gains and PCS development costs, along with the related income taxes and minority interest, net income available to common would have been $26.7 million, or $.43 per share, in the second quarter of 1996, compared to $13.3 million, or $.23 per share, in the second quarter of 1995.
                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   1996             1995
                                                   ----             ----
                                                    (Dollars in thousands,
                                                  except per share amounts)

Net Income Available to Common As Reported       $  59,450         $  22,086
   Add:   PCS Development Costs                      3,228             1,125
   Less:  Effects of Gains                         (35,941)           (9,901)
                                                 ---------         ---------
       As Adjusted                               $  26,737         $  13,310
                                                 =========         =========
Earnings Per Share As Reported                   $     .97         $     .38
   Add:   PCS Development Costs                        .05               .02
   Less:  Effects of Gains                            (.59)             (.17)
                                                 ---------         ---------
       As Adjusted                               $     .43         $     .23
                                                 =========         =========

Operating Revenues increased 29% ($66.9 million) during the second quarter of 1996 for reasons generally the same as the first six months. Cellular telephone revenues increased 49% ($57.6 million) in 1996. Local retail revenue increased 56% ($38.6 million) in the second quarter of 1996, while inbound roaming revenue increased 38% ($13.5 million). Average monthly service revenue per customer was $69.58 in the second quarter of 1996 and $74.77 in 1995. Telephone revenues increased 11% ($9.8 million) in the second quarter of 1996. Acquisitions increased telephone revenues by 5% ($4.1 million) in the second quarter of 1996. Average revenue per access line increased slightly to $66.90 in the second quarter of 1996 from $66.47 in 1995. Radio paging revenues decreased 2% ($600,000) in 1996. The service revenue increase of 3% ($600,000) was offset by a 30% ($1.2 million) decrease in equipment sales revenue. Average revenue per unit decreased 8% to $9.73 in 1996 from $10.56 in 1995.

Operating Expenses rose 26% ($51.6 million) during the second quarter of 1996 for reasons generally the same as the first six months. Cellular telephone expenses increased 36% ($38.4 million). System operations expense increased 67% ($11.6 million), including $3.7 million of costs related to fraudulent use of U.S. Cellular's customers' telephone numbers. Marketing and selling expenses, including cost of equipment sold, increased 31% ($11.3 million). Cost per gross customer addition declined to $355 in the second quarter of 1996 from $370 in 1995. Telephone expenses increased 15% ($9.2 million). Acquisitions increased telephone expenses by $3.0 million. The development of a centralized network management center to provide more effective network monitoring and maintenance and the development of new service offerings caused expenses to increase $2.4 million. Paging operating expenses increased 14% ($4.0 million). Selling, general and administrative expenses increased 13% ($1.7 million), including $1.5 million of restructuring expenses.

Operating Income increased 45% ($15.3 million) in the second quarter of 1996 due to improved cellular operating results offset somewhat by the decline in paging results.

                                                  Three Months Ended June 30,
                                                 -----------------------------
                                                   1996       1995      Change
                                                   ----       ----      ------
                                                   (Dollars in thousands)
CONSOLIDATED OPERATING INCOME
    Cellular Telephone Operations               $  30,021  $  10,852  $  19,169
    Telephone Operations                           25,627     24,983        644
    Radio Paging Operations                        (6,567)    (2,010)    (4,557)
                                                ---------  ---------  ---------
                                                $  49,081  $  33,825  $  15,256
                                                =========  =========  =========
Operating Margins:
    Cellular Telephone*                             17.6%       9.6%
    Telephone                                       26.2%      28.4%
    Radio Paging*                                  (28.0%)     (8.8%)
    Consolidated                                    16.4%      14.6%

 * Computed on Service Revenues


Investment and Other Income totaled $81.9 million in 1996 and $20.4 million in 1995.

Gain on Sale of Cellular Interests and Other Investments totaled $86.5 million in the second quarter of 1995 compared to $16.9 million in 1995 as the Company has sold or traded certain non-strategic cellular interests and sold other investments.

PCS Development Costs totaled $7.8 million in 1996 and $400,000 in 1995 reflecting activities taking place to design and construct PCS networks.

Cellular Investment Income increased 42% ($3.5 million), reflecting improvement in U.S. Cellular's equity-method markets managed by others.

Minority Share of Income increased 114% ($7.1 million) in the second quarter of 1996 due primarily to the increase in U.S. Cellular's net income. Minority shareholders' share of gains on the sales of cellular interests were $8.5 million and $3.3 million in the second quarter of 1996 and 1995, respectively.

Interest Expense decreased 38% ($5.5 million) in the second quarter of 1996. The decrease in interest expense was attributable to TDS capitalizing $7.6 million of interest expense associated with expenditures for PCS licenses and capitalized construction costs. Long-term interest expense increased $2.9 million in 1996 as a result of the completion of U.S. Cellular's convertible debt offering in June of 1995.

Income Tax Expense increased $45.2 million in 1996 compared with 1995 as pretax income increased. The effective income tax rate was 51% in the second quarter of 1996 and 44% in 1995. The increase in the effective rate reflects additional income taxes related to certain sales of cellular interests.

Net Income Available to Common increased to $59.4 million in the second quarter of 1996 from $22.1 million in 1995 reflecting the additional $26.0 million gain on the sales of cellular interests and other investments and the continued improvement in operating results of the cellular business offset somewhat by increased paging losses and PCS development costs. Earnings Per Common Share were $.97 in 1996 and $.38 in 1995.

Telephone and Data Systems, Inc. is a diversified telecommunications company with established cellular telephone, local telephone and radio paging operations and developing personal communications services operations. Following are operating highlights for each major business unit for the six months ended June 30, 1996 and the operating results for the six months and three months ended June 30, 1996 and 1995.


CELLULAR TELEPHONE OPERATIONS
TDS   provides  cellular  telephone  service  through  United  States   Cellular
Corporation [AMEX: USM], an 80.6%-owned subsidiary. Consolidated operating results for the first half of 1996 compared to 1995 reflect:

   o strong growth in customer units to 860,000 units in 130 markets from 550,000 units in 137 markets;
   o  a 49% increase in revenue related to the increase in customer  units;  and
   o a 57% increase in operating cash flow and a 121% increase in operating income.

TELEPHONE OPERATIONS
TDS manages its local landline telephone service through its wholly owned subsidiary TDS Telecommunications Corporation ("TDS Telecom"). At June 30, 1996, TDS Telecom operated 104 telephone companies which served 471,000 access lines in 28 states. Consolidated operating results for the first half of 1996 compared to 1995 reflect:

   o steady growth in telephone access lines - 5% internal growth and 8% growth due to acquisitions;
   o  an  8%  increase in revenue with revenue per access line remaining stable;
      and
   o an 11% increase in operating costs including $3.4 million for the development of a centralized network management center and new service offerings.

PAGING OPERATIONS
TDS manages its radio paging business through American Paging, Inc. [AMEX: APP], an 82.3%-owned subsidiary. APP provides wireless messaging communications to 803,500 subscribers in 21 states and the District of Columbia. Consolidated operating results for the first half of 1996 compared to 1995 reflect:

   o  a 9% growth in pagers served but flat paging revenue; and
   o an 11% increase in operating costs including $2.2 million from restructuring costs, resulting in an increased operating loss.

PCS OPERATIONS
TDS manages its broadband personal communications services business through American Portable Telecom, Inc. [NASDAQ: APTI], an 82.8%-owned subsidiary. American Portable's licenses cover the Major Trading Areas of Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus and account for approximately 27.3 million population equivalents. Results from the first half of 1996 compared to 1995 reflect significant increases in PCS development costs as American Portable proceeds to develop and construct its PCS network.

CELLULAR TELEPHONE OPERATIONS


                                    Six Months Ended June 30,
                       ---------------------------------------------------------
                                                       Change         Change
                                                       Due To        Excluding
                       1996     1995      Change     Acquisitions   Acquisitions
                       ----     ----      ------     ------------   ------------
                                      (Dollars in thousands)
Operating Revenues
 Local retail       $ 201,229  $ 127,991  $ 73,238     $ 14,782       $  58,456
 Inbound roaming       87,433     64,656    22,777          897          21,880
 Long-distance         24,589     14,558    10,031        1,325           8,706
 Other                    970      2,695    (1,725)      (1,690)            (35)
                     --------    -------   -------       ------        --------
  Service Revenues    314,221    209,900   104,321       15,314          89,007
 Equipment sales        8,465      6,972     1,493          618             875
                     --------    -------   -------       ------        --------
                      322,686    216,872   105,814       15,932          89,882
                     --------    -------   -------       ------        --------
Operating Expenses
 System operations     52,389     30,441    21,948        3,223          18,725
 Marketing and
  selling              62,821     43,633    19,188        5,553          13,635
 Cost of equipment
  sold                 31,390     24,037     7,353        3,075           4,278
 General and
  administrative       82,492     59,140    23,352        4,180          19,172
 Depreciation and
  amortization         51,751     40,705    11,046        1,103           9,943
                     --------    -------    ------       ------          ------
                      280,843    197,956    82,887       17,134          65,753
                     --------    -------    ------       ------          ------
Operating Income    $  41,843  $  18,916  $ 22,927   $   (1,202)     $   24,129
                     ========    =======    ======       ======          ======
Consolidated Markets:
 Market penetration      4.00%      2.45%
 Churn rate per month     1.9%       2.0%

                                     Three Months Ended June 30,
                       ---------------------------------------------------------
                                                       Change         Change
                                                       Due To        Excluding
                       1996     1995      Change     Acquisitions   Acquisitions
                       ----     ----      ------     ------------   ------------
                                       (Dollars in thousands)
Operating Revenues
 Local retail      $ 107,963  $ 69,339   $ 38,624     $ 7,146          $ 31,478
 Inbound roaming      48,485    35,033     13,452        (430)           13,882
 Long-distance        13,534     8,035      5,499         605             4,894
 Other                   547     1,093       (546)         (7)             (539)
                    --------   -------    -------      ------           -------
  Service Revenues   170,529   113,500     57,029       7,314            49,715
 Equipment sales       4,191     3,624        567         259               308
                    --------   -------    -------      ------           -------
                     174,720   117,124     57,596       7,573            50,023
                    --------   -------    -------      ------           -------
Operating Expenses
  System operations   28,811    17,239     11,572       1,056            10,516
  Marketing and
   selling            31,918    23,711      8,207       2,252             5,955
  Cost of equipment
   sold               15,917    12,838      3,079       1,541             1,538
  General and
   administrative     41,439    31,473      9,966       1,358             8,608
  Depreciation and
   amortization       26,614    21,011      5,603         379             5,224
                    --------   -------    -------      ------           -------
                     144,699   106,272     38,427       6,586            31,841
                    --------   -------    -------      ------           -------
Operating Income   $  30,021  $ 10,852   $ 19,169     $   987          $ 18,182
                    ========   =======    =======      ======           =======

Consolidated Markets:
 Market penetration    4.00%      2.45%
 Churn rate per month   1.7%       1.9%

TELEPHONE OPERATIONS


                                 Six Months Ended June 30,
                      ----------------------------------------------------------
                                                       Change          Change
                                                       Due to         Excluding
                       1996     1995      Change     Acquisitions   Acquisitions
                       ----     ----      ------     ------------   ------------
                                      (Dollars in thousands)
Operating Revenues
 Local service    $  52,545  $ 46,391   $  6,154     $  2,027          $  4,127
 Network access and
  long-distance     100,793    93,657      7,136        2,919             4,217
 Miscellaneous       33,708    32,363      1,345          691               654
                   --------   -------    -------      -------          --------
                    187,046   172,411     14,635        5,637             8,998
                   --------   -------    -------      -------          --------
Operating Expenses
 Network operations  31,839    25,106      6,733        1,090             5,643
 Depreciation and
  Amortization       39,619    36,953      2,666        1,281             1,385
 Customer
  operations         26,001    23,366      2,635          719             1,916
 Corporate and
  other              40,739    38,882      1,857        1,252               605
                   --------   -------    -------      -------          --------
                    138,198   124,307     13,891        4,342             9,549
                   --------   -------    -------      -------          --------
Operating Income   $ 48,848  $ 48,104    $  744      $  1,295          $   (551)
                   ========   =======    =======      =======          ========
Growth in access lines from prior year-end:
 Acquisitions        32,300    12,900
 Internal growth     12,800    10,600

                                 Three Months Ended June 30,
                       ---------------------------------------------------------
                                                       Change         Change
                                                       Due to        Excluding
                       1996     1995      Change     Acquisitions   Acquisitions
                       ----     ----      ------     ------------   ------------
                                      (Dollars in thousands)
Operating Revenues
 Local service     $ 27,414  $ 23,753    $ 3,661      $  1,551          $ 2,110
 Network access and
  long-distance      52,287    48,308      3,979         1,975            2,004
 Miscellaneous       18,234    16,041      2,193           550            1,643
                   --------   -------    -------       -------          -------
                     97,935    88,102      9,833         4,076            5,757
                   --------   -------    -------       -------          -------
Operating Expenses
 Network operations  17,978    12,900      5,078           756            4,322
 Depreciation and
  Amortization       19,482    18,404      1,078           849              229
 Customer
  operations         14,166    11,877      2,289           472            1,817
 Corporate and
  other              20,682    19,938        744           881             (137)
                   --------   -------    -------       -------          -------
                     72,308    63,119      9,189         2,958            6,231
                   --------   -------    -------       -------          -------
Operating Income   $ 25,627  $ 24,983     $  644       $ 1,118           $ (474)
                   ========   =======    =======       =======          =======
Growth in access lines from prior quarter-end:
 Acquisitions         9,800         0
 Internal growth      7,200     6,000

RADIO PAGING OPERATIONS

                                              Six Months Ended June 30,
                                      -----------------------------------------
                                        1996           1995           Change
                                        -----          ----           ------
                                               (Dollars in thousands,
                                               except per unit amounts)
Revenues
  Service revenues                    $  47,201      $  45,103       $   2,098
  Equipment sales                         5,405          7,680          (2,275)
                                      ---------      ---------       ---------
       Total Revenue                     52,606         52,783            (177)
                                      ---------      ---------       ---------
Costs and expenses
  Cost of services                       14,119         11,425           2,694
  Selling, general and administrative    28,911         26,534           2,377
  Cost of equipment sold                  5,566          7,579          (2,013)
  Depreciation and amortization          14,663         11,284           3,379
                                      ---------      ---------       ---------
                                         63,259         56,822           6,437
                                      ---------      ---------       ---------
Operating (Loss)                      $ (10,653)     $  (4,039)      $  (6,614)
                                      =========      =========       =========
Churn rate per month                        2.8%           2.4%
Marketing cost per gross
 customer unit addition               $      76      $      45


                                             Three Months Ended June 30,
                                      ----------------------------------------
                                        1996           1995            Change
                                        ----           ----            ------
                                               (Dollars in thousands,
                                               except per unit amounts)
Revenues
  Service revenues                    $  23,493      $  22,866       $     627
  Equipment sales                         2,803          3,999          (1,196)
                                      ---------      ---------       ---------
       Total Revenues                    26,296         26,865            (569)
                                      ---------      ---------       ---------
Costs and expenses
  Cost of services                        7,533          5,973           1,560
  Selling, general and administrative    15,074         13,328           1,746
  Cost of equipment sold                  2,762          3,850          (1,088)
  Depreciation and amortization           7,494          5,724           1,770
                                      ---------      ---------       ---------
                                         32,863         28,875           3,988
                                      ---------      ---------       ---------
Operating (Loss)                      $  (6,567)     $  (2,010)      $  (4,557)
                                      =========      =========       =========

Churn rate per month                        2.8%           2.5%
Marketing cost per gross
customer unit addition                $      92      $      50

FINANCIAL RESOURCES AND LIQUIDITY

TDS and its subsidiaries operate relatively capital-intensive businesses. Rapid growth has caused expenditures for construction, expansion and acquisition programs to exceed internally generated cash flow in recent years. Accordingly, TDS has obtained substantial funds from external sources in the past to finance construction of cellular telephone systems and to fund acquisitions. Although the steady internal cash flow from TDS Telecom and increasing internal cash flow from U.S. Cellular have reduced the need for external financing, the development and construction activities of American Portable will require substantial additional funds from external sources.

Cash Flows From Operating Activities. TDS is generating substantial internal funds from the rapid growth in customer units and revenues. Operating cash flow (operating income plus depreciation and amortization) increased 22% to $187.4 million in the first half of 1996 from $153.1 million in 1995. The increase represents primarily the 57% ($34.0 million) increase in cellular telephone operating cash flow. Cash flows from other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $101.2 million in the first half of 1996.

                                             Six Months Ended June 30,
                                      ------------------------------------
                                         1996        1995          Change
                                         ----        ----          ------
                                               (Dollars in thousands)
Operating cash flow
       Cellular telephone             $  93,594    $  59,621     $  33,973
       Telephone                         89,753       86,199         3,554
       Radio paging                       4,010        7,245        (3,235)
                                      ---------    ---------     ---------
                                        187,357      153,065        34,292
Other operating activities             (101,152)     (56,808)      (44,344)
                                      ---------    ---------     ---------
                                      $  86,205    $  96,257     $ (10,052)
                                      =========    =========     =========


Cash Flows from Financing Activities. TDS has used short-term debt to finance its cellular telephone, radio paging and PCS operations, for acquisitions and for general corporate purposes. TDS takes advantage of attractive opportunities to retire short-term debt with the proceeds from long-term debt and equity sales. Cash flows from financing activities totaled $8.5 million in the first half of 1996 compared to $373.7 million in 1995. American Portable Telecom sold 12,250,000 common shares for net proceeds, after underwriters fees, totaling $195.3 million in an initial public offering in the second quarter of 1996, providing most of the Company's external financing requirements during the first half of 1996. TDS paid down $163.4 million of short-term debt in the first half of 1996. Increases in long-term debt, primarily $221.5 million received from the sale of convertible debt at U.S. Cellular, $58.7 million from vendor financing and $39.5 million from the sale of TDS medium term notes, and increases in short-term debt provided most of the Company's external financing requirements during the first half of 1995.

Cash Flows From Investing Activities. TDS makes substantial investments each year to acquire, construct, operate and maintain modern, high-quality communications networks and facilities. Cash flows from investing activities required $72.7 million in the first half of 1996 compared to $443.6 million in 1995. Additions to property, plant and equipment totaled $213.9 million in 1996 and $168.4 million in 1995. Also in 1995, $312.3 million was expended for broadband and narrowband PCS license purchases. The sales of non-strategic cellular interests and other investments provided $183.9 million in 1996 and $64.6 million in 1995.

Property, Plant and Equipment. The primary purpose of TDS's construction and expansion program is to provide for normal growth, to upgrade service, to expand into new communication areas, and to take advantage of service-enhancing and cost-reducing technological developments. Additions to property, plant and equipment totaled $213.9 million in the first half of 1996 consisting of $103.0 million for cellular plant and equipment, $54.7 million for telephone plant and equipment, $22.0 million for radio paging property and equipment, $22.5 million for broadband PCS equipment and $11.7 million for other assets.

Acquisitions. TDS seeks to acquire cellular telephone, telephone and paging interests which add value to the organization. During the first half of 1996, the Company purchased controlling interests in one cellular market and four telephone companies. The aggregate consideration for these acquisitions was $114.1 million primarily consisting of 2.6 million TDS Common Shares. TDS is currently negotiating agreements for the acquisition of additional cellular, telephone and paging companies.

LIQUIDITY

Management believes TDS has sufficient internal and external resources to finance the anticipated requirements of its business development, construction and acquisition programs.

TDS is generating substantial internal funds to finance business development and construction programs. Operating cash flow for the twelve months ended June 30, 1996 increased to $357.8 million from $293.1 million in 1995.

                                            Twelve Months Ended June 30,
                                     ----------------------------------------
                                         1996         1995         Change
                                         ----         ----         ------
                                              (Dollars in thousands)
Operating Cash Flow
       Cellular telephone            $  166,186    $  107,632     $   58,554
       Telephone                        179,149       170,017          9,132
       Radio paging                      12,460        15,470         (3,010)
                                     ----------    ----------     ----------
                                     $  357,795    $  293,119     $   64,676
                                     ==========    ==========     ==========

TDS and its subsidiaries have cash and temporary investments totaling $121 million and longer-term cash investments totaling $43 million at June 30, 1996. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries' debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

TDS and its subsidiaries also have access to a variety of external capital sources. TDS and its subsidiaries had $647 million of committed bank lines of credit for general corporate purposes at June 30, 1996 of which $628 million was unused. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate. TDS has $238 million remaining on its universal shelf registration statement which may be used from time to time to issue debt securities and/or Common Shares for cash.

TDS and USM have shelf registration statements covering the issuance of equity for acquisitions. In addition, the Company has issued Common Shares for acquisitions pursuant to registration statements filed specifically for particular acquisitions.

The Company's property, plant and equipment additions are anticipated to aggregate approximately $420 million for 1996 (excluding PCS construction and development expenditures) consisting of $240 million for cellular capital additions, $125 million for telephone capital additions, $40 million for the radio paging property and equipment and $15 million for other fixed asset expenditures.

U.S. Cellular plans to finance its construction program using primarily internally generated cash supplemented by proceeds from the sale of non-strategic assets. TDS Telecom plans to finance its construction program using internally generated cash supplemented by long-term financing from federal government programs. American Paging plans to finance its property and equipment expenditures primarily through internally generated cash and borrowings under TDS's short-term lines of credit.

PCS Development. American Portable plans to construct networks in six Major Trading Areas. Management anticipates the construction of the cell sites will begin in the third quarter of 1996. Commercial operations are anticipated to commence in early 1997.

American Portable anticipates construction, development and introduction of PCS networks and services will require substantial capital and operating expenditures over the next several years. While construction (including microwave relocation), and other start-up activities may be impacted by many factors, American Portable estimates that the aggregate funds required through December 31, 1998 will total approximately $865 million ($410 million in 1996, $350 million in 1997 and $105 million in 1998). This amount includes an estimated $620 million of capital expenditures for construction of the PCS networks ($365 million in 1996, $210 million in 1997 and $45 million in 1998) and $245 million of estimated working capital requirements.

TDS expects American Portable's 1996 capital expenditures and expenditures for start-up and development activities to be financed using a variety of sources, including but not limited to, borrowings under TDS's short-term bank lines of credit, vendor financing and equity investors in American Portable. In March 1996, American Portable selected Nokia Telecommunications, Inc. ("Nokia") as its sole supplier of infrastructure equipment during the initial build out of its PCS networks. Nokia has agreed to provide up to $200 million in financing for equipment purchases in 1996 and 1997. In April of 1996, American Portable sold 12,250,000 of its Common Shares, approximately 17.2% of total outstanding shares, at a price of $17 per share in an initial public offering. The net proceeds from the offering, after underwriting discounts and commissions, was approximately $195 million.

TDS anticipates that the development of American Portable and its entrance into the PCS business is expected to reduce the rate of growth in TDS's net income from levels which would otherwise be achieved during the next few years.

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

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                   Three Months Ended       Six Months Ended
                                       June 30,                  June 30,
                              -----------------------   ------------------------
                                 1996         1995         1996         1995
                              ----------   ----------   ----------   ----------
                               (Dollars in thousands, except per share amounts)
OPERATING REVENUES
 Cellular telephone           $  174,720   $  117,124   $  322,686   $  216,872
 Telephone                        97,935       88,102      187,046      172,411
 Radio paging                     26,296       26,865       52,606       52,783
                              ----------   ----------   ----------   ----------
                                 298,951      232,091      562,338      442,066
                              ----------   ----------   ----------   ----------
OPERATING EXPENSES
 Cellular telephone              144,699      106,272      280,843      197,956
 Telephone                        72,308       63,119      138,198      124,307
 Radio paging                     32,863       28,875       63,259       56,822
                              ----------   ----------   ----------   ----------
                                 249,870      198,266      482,300      379,085
                              ----------   ----------   ----------   ----------
OPERATING INCOME                  49,081       33,825       80,038       62,981
                              ----------   ----------   ----------   ----------
INVESTMENT AND OTHER INCOME
 Interest and dividend income      3,947        2,710        6,123        5,805
 Cellular investment income,
  net of license
  cost amortization               11,780        8,294       22,229       17,966
 PCS development costs            (7,761)        (433)     (13,507)        (902)
 Gain on sale of cellular
  interests and other
  investments                     86,494       16,886      128,252       36,374
 Other (expense), net                879         (764)       1,765         (961)
 Minority share of income        (13,435)      (6,293)     (20,802)     (12,455)
                              ----------   ----------   ----------   ----------
                                  81,904       20,400      124,060       45,827
                              ----------   ----------   ----------   ----------
INCOME BEFORE INTEREST
    AND INCOME TAXES             130,985       54,225      204,098      108,808
Interest expense                   9,137       14,656       20,997       27,070
                              ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES       121,848       39,569      183,101       81,738
Income tax expense                62,156       16,989       89,720       35,965
                              ----------   ----------   ----------   ----------
NET INCOME                        59,692       22,580       93,381       45,773
Preferred Dividend Requirement      (242)        (494)        (492)        (973)
                              ----------   ----------   ----------   ----------
NET INCOME AVAILABLE TO
 COMMON                       $   59,450   $   22,086   $   92,889   $   44,800
                              ==========   ==========   ==========   ==========

WEIGHTED AVERAGE COMMON
 SHARES (000s)                    61,259       58,508       60,465       57,919

EARNINGS PER COMMON SHARE     $      .97   $      .38   $     1.54   $      .77
                              ==========   ==========   ==========   ==========
DIVIDENDS PER COMMON AND
 SERIES A COMMON SHARE        $      .10   $      .095  $      .20   $      .19
                              ==========   ==========   ==========   ==========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                                             Six Months Ended
                                                                 June 30,
                                                          1996          1995
                                                          -----         ----
                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                          $   93,381    $  45,773
    Add (Deduct) adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation and amortization                   115,070       96,158
           Deferred taxes                                   23,437        6,672
           Investment income                               (24,550)     (20,447)
           Minority share of income                         20,802       12,455
           Gain on sale of cellular interests             (128,252)     (36,374)
           Noncash interest expense                          8,249        2,621
           Other noncash expense                             2,237        5,968
           Change in accounts receivable                   (30,690)     (16,142)
           Change in accounts payable                      (20,268)     (10,228)
           Change in accrued taxes                          25,565        7,184
           Change in accrued interest                         (169)       1,093
           Change in other assets and liabilities            1,393        1,524
                                                        ----------    ---------
                                                            86,205       96,257
                                                        ----------    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Long-term debt borrowings                                6,811      325,673
    Repayments of long-term debt                           (16,327)     (14,946)
    Change in notes payable                               (163,437)      74,643
    Proceeds from the issuance of common stock               2,204        5,150
    Minority partner capital distributions                  (2,317)      (5,035)
    Redemption of preferred stock                             (525)        (534)
    Dividends paid                                         (13,046)     (11,946)
    Proceeds from the issuance of subsidiaries' stock      195,118          665
                                                        ----------    ---------
                                                             8,481      373,670
                                                        ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment            (213,940)    (168,364)
    Investments in and advances to cellular
        minority partnerships                               (6,081)      (9,332)
    Distributions from partnerships                         10,031        4,905
    Investments in PCS licenses                            (13,525)    (312,312)
    Proceeds from investment sales                         183,896       64,603
    Change in other investments                             (4,566)      (7,079)
    Acquisitions, net of cash acquired                        (925)     (45,679)
    Change in temporary investments
        and marketable securities                          (27,581)      29,696
                                                        ----------    ---------
                                                           (72,691)    (443,562)
                                                        ----------    ---------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                          21,995       26,365
CASH AND CASH EQUIVALENTS -
    Beginning of period                                     55,116       24,733
                                                        ----------    ---------
    End of period                                       $   77,111    $  51,098
                                                        ==========    =========

         The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 (Unaudited)
                                                June 30, 1996  December 31, 1995
                                                -------------  -----------------
                                                    (Dollars in thousands)

CURRENT ASSETS
    Cash and cash equivalents                   $   77,111      $   55,116
    Temporary investments                           44,133          25,735
    Accounts receivable from customers
        and others                                 188,461         145,344
    Materials and supplies, at average cost,
        and other current assets                    37,684          35,015
                                                ----------      ----------
                                                   347,389         261,210
                                                ----------      ----------
INVESTMENTS
    Cellular limited partnership interests         180,197         158,559
    Cellular license acquisition costs, net
        of amortization                          1,073,793       1,075,820
    PCS license acquisition costs                  370,100         356,561
    Franchise costs and other costs in excess of
        the underlying book value of subsidiaries,
        net                                        187,992         168,608
    Other investments                              117,305          87,726
                                                ----------      ----------
                                                 1,929,387       1,847,274
                                                ----------      ----------
PROPERTY, PLANT AND EQUIPMENT
    Cellular telephone, net                        579,312         530,027
    Telephone, net                                 711,195         657,015
    PCS, net                                        35,302          11,978
    Radio paging, net                               63,425          59,452
    Other, net                                      40,709          34,938
                                                ----------      ----------
                                                 1,429,943       1,293,410
                                                ----------      ----------
OTHER ASSETS AND DEFERRED CHARGES                   60,423          67,188
                                                ----------      ----------
    TOTAL ASSETS                                $3,767,142      $3,469,082
                                                ==========      ==========

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                (Unaudited)
                                               June 30, 1996   December 31, 1995
                                               -------------   -----------------
                                                     (Dollars in thousands)
CURRENT LIABILITIES
    Current portion of long-term debt
        and preferred shares                   $     35,513    $    49,233
    Notes payable                                    22,727        184,320
    Accounts payable                                 85,177        122,886
    Advance billings and customer deposits           32,492         27,706
    Accrued interest                                 11,590         11,573
    Accrued taxes                                    35,144          2,525
    Other current liabilities                        33,950         29,481
                                               ------------    -----------
                                                    256,593        427,724
                                               ------------    -----------

DEFERRED LIABILITIES AND CREDITS                    163,382        138,295
                                               ------------    -----------

LONG-TERM DEBT, excluding current portion           882,704        858,857
                                               ------------    -----------

REDEEMABLE PREFERRED SHARES, excluding
    current portion                                     359          1,587
                                               ------------    -----------

MINORITY INTEREST in subsidiaries                   435,922        328,544
                                               ------------    -----------

NONREDEEMABLE PREFERRED SHARES                       29,200         29,710
                                               ------------    -----------

COMMON STOCKHOLDERS' EQUITY
    Common Shares, par value $1 per share            54,174         51,137
    Series A Common Shares, par value $1
       per share                                      6,894          6,893
    Common Shares issuable (30,975 and 31,431
      shares, respectively)                           1,461          1,496
    Capital in excess of par value                1,648,791      1,417,513
    Retained earnings                               287,662        207,326
                                               ------------    -----------
                                                  1,998,982      1,684,365
                                               ------------    -----------
                                               $  3,767,142    $ 3,469,082
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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the results of operations and cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

2. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

3. Earnings per Common Share were computed by dividing Net Income Available to Common by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common stock equivalents at June 30, 1996 consist of dilutive Common Share options.

4. Assuming that acquisitions accounted for as purchases during the period January 1, 1995, to June 30, 1996, had taken place on January 1, 1995, unaudited pro forma results of operations from continuing operations would have been as follows:

                                                     Six Months Ended
                                                          June 30,
                                                 --------------------------
                                                      1996           1995
                                                      ----           ----
                                                (Dollars in thousands, except
                                                     per share amounts)

Operating revenues                               $  569,655      $  465,746
Net income                                           94,461          40,077
Earnings per share                               $     1.52      $      .64

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

                                                         Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      1996            1995
                                                      ----            ----
                                                  (Dollars in thousands, except
                                                       per share amounts)

      Property, plant and equipment               $   46,883      $   45,632
      Cellular licenses                               67,238         120,909
      Increase (decrease) in equity method
         investment in cellular interests              2,826            (356)
      Franchise costs                                 21,774          23,243
      Long-term debt                                 (23,267)         (8,933)
      Deferred credits                                (5,602)           (214)
      Other assets and liabilities,
         excluding cash and cash equivalents           5,208           1,340
      Minority interest                                 (443)         (1,515)
      Common Shares issued and issuable             (113,658)       (121,864)
      U.S. Cellular Stock issued and issuable            (34)        (12,563)
                                                  ----------      ----------
      Decrease in cash due to acquisitions        $      925      $   45,679
                                                  ==========      ==========



The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                        Six Months Ended
                                                            June 30,
                                                  --------------------------
                                                     1996             1995
                                                     ----             ----
                                                 (Dollars in thousands, except
                                                        per share amounts)

      Interest Paid                               $   26,465      $   25,762
      Income Taxes Paid                               39,504          20,725
      Common Shares issued by TDS for
         conversion of TDS Preferred Stock        $    4,382      $   13,534

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.    Notes Payable
      In June 1996, the Company signed a five year, unsecured $500 million revolving credit agreement, with an option to extend it one additional year. The agreement bears interest at the Eurodollar Rate plus a margin percentage (.26% as of June 30, 1996) based upon the Company's debt rating.

7.    Contingencies
      The Company's material contingencies as of June 30, 1996, include the collectibility of a $5.5 million note receivable under a long-term financing agreement with a cellular company and a $10.0 million standby letter of credit in support of a bank loan to an entity minority-owned by the Company. For further discussion of these contingencies, see Note 14 of Notes to Consolidated Financial Statements included in the Company's Report on Form 10-K for the year ended December 31, 1995.

8. The following tables summarize business segment identifiable assets at June 30, 1996, and 1995, and business segment construction expenditures for the six months and three months ended June 30, 1996, and 1995.

Identifiable Assets                                        June 30,
                                                   ------------------------
                                                     1996            1995
                                                     ----            ----
                                                     (Dollars in thousands)

Cellular Telephone                                 $ 1,991,436    $ 1,806,216
Telephone                                            1,151,179      1,041,317
PCS                                                    342,647        289,257
Radio Paging                                           165,438        149,928
Other                                                  116,442         59,392
                                                   -----------    -----------
                                                   $ 3,767,142    $ 3,346,110
                                                   ===========    ===========

Additions To Property, Plant and Equipment

                          Three Months Ended            Six Months Ended
                              June 30,                      June 30,
                      -----------------------       ------------------------
                       1996            1995             1996          1995
                      ------          -----             ----          ----
                                          (Dollars in thousands)

Cellular Telephone    $  59,773     $  60,151       $ 103,025       $  97,526
Telephone                27,220        23,577          54,742          47,681
PCS                      13,545            --          22,455              --
Radio Paging             11,214         7,840          22,028          16,941
Other                     8,227         1,014          11,690           6,216
                      ---------     ---------       ---------       ---------
                      $ 119,979     $  92,582       $ 213,940       $ 168,364
                      =========     =========       =========       =========

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

    At the Annual Meeting of Shareholders of TDS, held on May 17, 1996, the following numbers of votes were cast for the matters indicated:

1.a. Election of one Class III Director of the Company by the holders of Common Shares and holders of Preferred Shares issued before October 31, 1981:


                                                                      Broker
               Nominee              For            Withhold          Non-Vote
               -------             -----           ---------         --------
         Herbert S. Wander       45,566,032        1,637,599           -0-

1.b. Election of three Class III Directors of the Company by the holders of Series A Common Shares and the holders of Preferred Shares issued after October 31, 1981:


                                                                      Broker
               Nominee               For            Withhold         Non-Vote
               -------              -----           --------         --------
         LeRoy T. Carlson        68,045,427           2,227            -0-
         Walter C. D. Carlson    68,045,427           2,227            -0-
         Letitia G. C. Carlson   68,045,427           2,227            -0-

2.       Proposal to Approve the 1996 Employee Stock Purchase Plan of the
         Company:
                                                                       Broker
             For                     Against         Abstain          Non-Vote
            -----                    -------         -------          --------
         115,684,830                 323,651         242,804           -0-

3. Proposal to Ratify the Selection of Arthur Andersen LLP as Independent Public Accountants for 1996:

                                                                       Broker
             For                      Against         Abstain         Non-Vote
            -----                     -------         -------         --------
          116,106,648                 53,180          91,457           -0-

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits
             Exhibit 11 - Computation of earnings per common share.
             Exhibit 12 - Statement regarding computation of ratios.
             Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter  ended June 30, 1996:

         TDS filed a Current Report on Form 8-K dated May 2, 1996, which reported that its subsidiary, American Portable Telecom, Inc. (NASDAQ: APTI) announced an initial public offering of 12,250,000 Common Shares at a price of $17 per share to the public on April 24, 1996.

         No other reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TELEPHONE AND DATA SYSTEMS, INC.
                                  (Registrant)





Date  August 13, 1996                         MURRAY L. SWANSON
    --------------------------                --------------------------
                                              Murray L. Swanson,
                                              Executive Vice President-Finance
                                              (Chief Financial Officer)



Date   August 13, 1996                        GREGORY J. WILKINSON
     -------------------------                ---------------------------
                                              Gregory J. Wilkinson,
                                              Vice President and Controller
                                              (Principal Accounting Officer)