Form 10-Q
period 1996-09-30
TELEPHONE & DATA SYSTEMS INC
filed 1996-11-13
CIK 96966

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             ----------------
                            FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


    QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

X   For the quarterly period ended              September 30, 1996
                                OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                -----------------    -----------------------
                  Commission File Number 1-8251

--------------------------------------------------------------------------------

                 TELEPHONE AND DATA SYSTEMS, INC.
--------------------------------------------------------------------------------

      (Exact name of registrant as specified in its charter)

                  Iowa                               36-2669023
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

        30 North LaSalle Street, Chicago, Illinois  60602
       (Address of principal executive offices)  (Zip Code)
Registrant's telephone number, including area code: (312) 630-1900
                            Not Applicable
   (Former address of principal executive offices)  (Zip Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  X     No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                       Outstanding at October 31, 1996
          -------------------------               ------------------------------
        Common Shares, $1 par value                     54,219,146 Shares
  Series A Common Shares, $1 par value                   6,907,109 Shares


--------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.
                         3RD QUARTER REPORT ON FORM 10-Q


                                      INDEX



                                                                Page No.

Part I. Financial Information

        Management's Discussion and Analysis of
          Results of Operations and Financial Condition           2-15

        Consolidated Statements of Income -
          Three Months and Nine Months Ended
          September 30, 1996 and 1995                              16

        Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1996 and 1995            17

        Consolidated Balance Sheets -
          September 30, 1996 and December 31, 1995               18-19

        Notes to Consolidated Financial Statements               20-22


Part II.  Other Information                                        23


Signatures                                                         24

                  PART I.  FINANCIAL INFORMATION
        TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Nine Months Ended 9/30/96 Compared to Nine Months Ended 9/30/95

CONSOLIDATED

Telephone and Data Systems, Inc. ("TDS" or the "Company") reported net income available to common of $115.3 million, or $1.89 per share, in the first nine months of 1996, compared to $86.9 million, or $1.49 per share, in the first nine months of 1995. Consolidated operating results for the first nine months of 1996 compared to 1995 primarily reflect:

   * strong growth in cellular customer units resulting in substantial increases in cellular revenue, operating cash flow and operating income;

   * steady growth in telephone access lines and revenues, higher operating costs due to development of new service offerings and a centralized network management center resulting in small increases in operating cash flow and operating income;

   * declining growth in pagers served in the nine months of 1996, reduced paging revenue and higher operating costs, including additional restructuring charges, resulting in a decrease in paging operating cash flow and an increase in operating loss;

   * significant gains and cash proceeds from sales and trades of non-strategic cellular interests and other investments; and

   * significant     increases    in    Personal     Communications     Services
     ("PCS")development costs as American Portable Telecom, Inc. proceeds to develop and construct its PCS networks.

Excluding gains on the sales of cellular interests and other investments, PCS development costs and paging restructuring charges, along with the related income taxes and minority interest, net income available to common would have been $72.1 million, or $1.18 per share, in the first nine months of 1996, compared to $52.8 million, or $.91 per share, in the first nine months of 1995.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    1996                1995
                                                    ----                ----
                                (Dollars in thousands, except per share amounts)

Net Income Available to Common As Reported         $ 115,281          86,916
   Add:   PCS Development Costs                       10,797           4,641
          Paging Restructuring Costs                   4,238           1,013
   Less:  Effects of Gains                           (58,238)        (39,777)
                                                   ---------       ---------
   As Adjusted                                     $  72,078       $  52,793
                                                   =========       =========

Earnings Per Share As Reported                     $   1.89        $    1.49
   Add:   PCS Development Costs                         .18              .08
          Paging Restructuring Costs                    .07              .02
   Less:  Effects of Gains                             (.96)            (.68)
                                                   --------        ---------
   As Adjusted                                     $   1.18        $     .91
                                                   ========        =========

Operating Revenues increased 26% ($179.7 million) during the first nine months of 1996 primarily as a result of increases in customer units served. Consolidated cellular telephone, telephone and radio paging customer units increased 22% (18% attributable to cellular telephone) since September 30, 1995.

Cellular telephone revenues increased 44% ($154.8 million) in 1996 on a 52% increase in customer units and strong inbound roaming revenues. Cellular customers increased to 940,000 at September 30, 1996 from 618,000 at September 30, 1995. Local retail revenue increased 53% ($109.3 million) in the first nine months of 1996 due primarily to the 52% customer growth. Average monthly local retail revenue per customer declined to $42.84 in the first nine months of 1996 from $45.05 in 1995, while average local minutes of use per retail customer increased to 106 in 1996 from 93 in 1995. U.S. Cellular's use of incentive programs in 1996 that encourage lower-priced weekend and off-peak usage, in order to stimulate overall usage, resulted in an increase in average minutes of use and a lower average revenue per minute of use. Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular's cellular systems when roaming) increased 28% ($30.9 million) in the first nine months of 1996 due to increased minutes of use. Average monthly inbound roaming revenue per customer declined to $18.88 in 1996 compared to $23.62 in 1995. The decrease is the result of roaming revenue growing at a slower rate than U.S. Cellular's customer base (28% versus 52%) and negotiated reductions in roaming rates. Long-distance and other revenue increased 46% ($12.9 million) in the first nine months of 1996 primarily due to the increased volume of long-distance calls billed by U.S. Cellular. Average monthly long-distance and other revenue per customer was $5.53 in the first nine months of 1996 and $6.09 in 1995. Total average monthly service revenue per customer was $67.25 in the first nine months of 1996 and $74.75 in 1995. Equipment sales revenue increased 16% ($1.8 mill ion) in 1996 reflecting the increase in the number of cellular telephone units sold partially offset by a decrease in revenue per unit sold.

Telephone revenues increased 10% ($26.0 million) in 1996 as a result of the effects of acquisitions ($12.1 million), recovery of increased costs of providing long-distance services ($5.4 million), increased network usage ($3.4 million), internal access line growth of 6% since September 30, 1995 ($ 4.0 million) and increased sales of custom calling and advanced features ($2.0 million). The number of telephone access lines increased 14% to 479,700 at September 30, 1996 from 422,000 at September 30, 1995. Average monthly revenue per access line decreased to $66.36 for the first nine months of 1996 from $67.31 in 1995.

Radio paging revenues decreased 1% ($1.2 million) in 1996. Service revenue increased 3% ($1.8 million) on a 1% increase in paging units in service. The number of pagers in service increased to 788,300 in 1996 from 776,900 in 1995. Average revenue per unit decreased 7% to $9.92 in 1996 from $10.70 in 1995 reflecting a shift in distribution channel mix and competitive pricing declines. Equipment sales revenue decreased $2.9 million reflecting the slow growth in pager sales.

Operating Expenses rose 27% ($161.9 million) in the first nine months of 1996 due primarily to added expenses to serve the growing customer base.

Cellular telephone expenses increased 37% ($116.8 million) during 1996. System operations expenses increased 52% ($27.3 million) in 1996 as a result of increases in customer usage expenses and costs associated with the growing number of cell sites within U.S. Cellular's systems. Customer usage expenses grew 87% ($22.3 million) as minutes of use increased, primarily related to the 52% increase in customer units and increased roaming usage. Also contributing to the increase was $9.3 million of additional costs related to fraudulent use of U.S. Cellular's customers' telephone numbers. U.S. Cellular continues to implement procedures in its markets to combat this fraud, which is primarily related to roaming usage. Maintenance, utility and cell site expenses increased 19% ($5.1 million) reflecting primarily the increase in the number of cell sites to 1,270 in 1996 from 1,041 in 1995. Marketing and selling expenses incurred to add new customers increased 39% ($42.3 million), including a $11.2 million increase in cost of equipment sold. Cost per gross customer addition declined to $368 in 1996 from $373 in 1995 as gross customer activations increased to 373,000 in 1996 from 259,000 in 1995. General and administrative expenses increased 34% ($32.2 million) due to the growing customer base in existing markets and an expansion of local office and corporate staff necessitated by the U.S. Cellular's growth. Depreciation and amortization increased 23% ($14.9 million) primarily due to the increase in average fixed assets since September 30, 1995.

Telephone expenses increased 13% ($25.4 million) during 1996 due to the effects of acquisitions ($10.4 million), growth in internal operations ($4.8 million) and increased depreciation and amortization ($3.7 million). The development of a centralized network management center to provide more effective network monitoring and maintenance and the development of new service offerings caused expenses to increase $5.6 million. These expenditures are expected to begin producing cost efficiencies and new revenues in the next several quarters and beyond. Operating margin declined to 25.5% in 1996 from 27.8% in 1995.

Paging expenses increased 23% ($19.8 million) in 1996. During September 1995, American Paging announced a plan to restructure key operating areas to increase sales, improve customer mix, lower administrative costs and improve customer service. Through this restructuring, American Paging has committed additional resources to sales and sales support with the intent to increase unit sales, service revenue and productivity. Although anticipated, American Paging has experienced slower unit and revenue growth and increased operating expenses through the third quarter as a result of continued work force disruptions caused by the refocusing of the sales force on direct sales and reengineering of the customer service organization. An additional $7.0 million of restructuring charges were identified in the third quarter of 1996 once the customer service functions were transferred to the new centralized customer service center. In total, $9.3 million of restructuring charges were incurred during the first nine months of 1996. Cost of services increased 25% ($4.4 million) primarily due to increasing costs of serving the customer base, maintenance and repair of pagers and increased re seller costs. Selling, general and administrative expenses increased 24% ($9.7 million), including $4.0 million of restructuring charges related to duplicate staffing, employee severance and legal and consulting fees. Programming services performed during the conversion to a new customer service center amounted to $1.3 million. Cost of equipment sold decreased 30% ($3.4 million) as a result of the slow growth in unit sales. Depreciation and amortization increased 51% ($9.1 million) as a result of the write-offs of $2.8 million of obsolete inventory, $2.2 million for obsolete software and $300,000 for assets retired as a result of the restructuring and the increased investment in fixed assets.

Operating Income increased 17% ($17.8 million) in the first nine months of 1996 due to improved cellular operating results offset somewhat by the decline in paging operating results.

                                       Nine Months Ended September 30,
                                  ------------------------------------------
                                           1996           1995        Change
                                           ----           ----        ------
                                         (Dollars in thousands)
Operating Income
        Cellular telephone        $       74,937       $ 36,883     $ 38,054
        Telephone                         73,711         73,036          675
        Radio paging                     (27,347)        (6,378)     (20,969)
                                  --------------       --------     --------
                                  $      121,301       $103,541     $ 17,760
                                  ==============       ========     ========

     Operating Margins
        Cellular telephone*               15.1%          10.7%
        Telephone                         25.5%          27.8%
        Radio paging*                    (38.5%)         (9.2%)
        Consolidated                      13.8%          14.8%
         * Computed on Service Revenues

Management anticipates continued growth in consolidated customer units and revenues as the business units continue their expansion and development programs. The rate of revenue growth is expected to be somewhat slower than historical trends as cellular and paging revenue per unit continue to decline. Expenses should increase, driven by customer growth, although at a slower rate than revenues, yielding continued growth in operating income and operating cash flow. Management believes there exists a seasonality at U.S. Cellular in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth. This seasonality may cause operating income to vary from quarter-to-quarter.

Additionally, competitors licensed to provide PCS services have initiated service in certain of the U.S. Cellular's markets in recent months. U.S. Cellular anticipates that PCS operators will initiate service in several other of its markets later in 1996 and 1997. U.S. Cellular's management is monitoring these and other PCS providers' strategies, but cannot at this time anticipate what effect, if any, this additional competition will have on U.S. Cellular's future strategies and results.

Investment and Other Income totaled $136.6 million in 1996 and $93.5 million in 1995.

Gain on Sale of Cellular Interests and Other Investments totaled $136.0 million in the first nine months of 1996 compared to $79.7 million in 1995 as the Company has sold or traded certain non-strategic cellular interests and sold other investments.

PCS Development Costs totaled $24.3 million in 1996 and $2.8 million in 1995. American Portable Telecom, Inc. ("American Portable") has been devoting substantially all of its efforts to recruiting an experienced management team, developing and executing a business plan, raising capital and designing and constructing its PCS networks. As of September 30, 1996, a total of 118 microwave paths have been cleared, with an additional 52 paths having pending agreements with incumbents. Management anticipates that by year-end 1996, sufficient paths will have been cleared to allow service launch in all six markets. Over 500 cell sites have been secured as zoning and installation work continues. The National Operations Center is substantially complete. Friendly user (customer) trials are planned to begin late in the fourth quarter of 1996 and conclude in the first quarter of 1997, with roll-out of commercial service after successful customer trials. The Company expects to incur significant expenditures for the development of PCS activities during 1996 and 1997.

Cellular Investment Income, the Company's share of income of cellular markets in which the Company has a minority interest and follows the equity method of accounting, increased 31% ($9.1 million ) in the first nine months of 1996 as income from the cellular markets increased. Cellular investment income is net of amortization of license costs relating to these minority interests.

Minority Share of Income, the minority shareholders' share of U.S. Cellular's, American Paging's, and American Portable's net income or loss and other minority shareholders' and partners' share of subsidiaries' net income or loss, increased 20% ($4.0 million) in the first nine months of 1996 due primarily to the increase in U.S. Cellular's net income offset somewhat by increased losses at American Paging and American Portable. Minority shareholders' share of gains on the sales of cellular interests was $12.9 million and $14.9 million in the first nine months of 1996 and 1995, respectively.

Interest Expense decreased 23% ($8.8 million) in the first nine months of 1996. TDS capitalized $21.2 million of interest expense associated with expenditures for broadband and narrowband PCS licenses and capitalized construction costs in 1996 and $6.5 million in 1995. Long-term interest expense increased $6.7 million in 1996 as a result of the completion of U.S. Cellular's convertible debt offering in June of 1995.

Income Tax Expense increased 61% ($42.1 million) in 1996 compared with 1995. The increase reflects additional income taxes of about $32.1 million due to the 44% increase in pretax income and additional income tax expense of about $10.0 million due to tax gains in excess of book gains associated with the sale of certain cellular interests. The effective income tax rate was 49% in the first nine months of 1996 and 44% in 1995. The increase in the effective rate reflects the additional income taxes related to the gain on sale of certain cellular interests.

Net Income Available to Common increased $28.4 million to $115.3 million in the first nine months of 1996 from $86.9 million in the first nine months of 1995. Earnings Per Common Share were $1.89 in the first nine months of 1996 and $1.49 in the first nine months of 1995.

TDS anticipates that the development of American Portable and its entrance into the PCS business is expected to reduce the rate of growth in TDS's net income from levels which would otherwise be achieved during the next few years.

Three Months Ended 9/30/96 Compared to Three Months Ended 9/30/95

CONSOLIDATED

Net income available to common for the third quarter of 1996 and 1995 included significant gains from the sales of non-strategic cellular interests and certain other investments, increased PCS development costs and paging restructuring charges. Excluding these gains, PCS development costs and paging restructuring charges, along with the related income taxes and minority interest, net income available to common would have been $26.9 million, or $.44 per share, in the third quarter of 1996, compared to $25.5 million, or $.44 per share, in the third quarter of 1995.
                                               Three Months Ended September 30,
                                               --------------------------------
                                                    1996             1995
                                                 -----------      -----------
                                (Dollars in thousands, except per share amounts)

     Net Income Available to Common As Reported  $    22,200      $    42,338
      Add:  PCS Development Costs                      3,467            3,250
            Paging Restructuring Costs                 3,223            1,013
      Less:  Effects of Gains                         (1,982)         (21,081)
                                                 -----------      -----------
          As Adjusted                            $    26,908      $    25,520
                                                 ===========      ===========

     Earnings Per Share As Reported              $       .36      $       .72
      Add:   PCS Development Costs                       .06              .06
             Paging Restructuring Costs                  .05              .02
      Less:  Effects of Gains                           (.03)            (.36)
                                                 -----------      -----------
          As Adjusted                            $       .44      $       .44
                                                 ===========      ===========

Operating Revenues increased 23% ($59.4 million) during the third quarter of 1996 for reasons generally the same as the first nine months. Cellular telephone revenues increased 35% ($49.0 million) in 1996. Local retail revenue increased 45% ($36.1 million) in the third quarter of 1996, while inbound roaming revenue increased 18% ($8.1 million). Average monthly service revenue per customer was $67.88 in the third quarter of 1996 and $76.93 in 1995. Telephone revenues increased 13% ($11.4 million) in the third quarter of 1996. Acquisitions increased telephone revenues by 7% ($6.5 million) in the third quarter of 1996. Average revenue per access line remained stable at $67.46 in the third quarter of 1996 compared to $67.44 in 1995. Radio paging revenues decreased 4% ($1.0 million) in 1996. Average revenue per unit decreased 6% to $9.96 in 1996 from $10.63 in 1995.

Operating Expenses rose 27% ($58.7 million) during the third quarter of 1996 for reasons generally the same as the first nine months except for American Paging which had an additional $7.0 million of restructuring expenses in the third quarter of 1996. Cellular telephone expenses increased 28% ($33.9 million). System operations expense increased 24% ($5.4 million), including $4.0 million of costs related to fraudulent use of U.S. Cellular's customers' telephone numbers. Marketing and selling expenses, including cost of equipment sold, increased 40% ($15.8 million). Cost per gross customer addition increased to $386 in the third quarter of 1996 from $366 in 1995. General and administrative expenses increased 25% ($8.8 million). Telephone expenses increased 18% ($11.5 million). Acquisitions increased telephone expenses by $6.0 million while depreciation expense increased $2.3 million. The development of a centralized network management center to provide more effective network monitoring and maintenance and the development of new service offerings caused expenses to increase $2.2 million. Paging operating expenses increased 45% ($13.4 million). Selling, general and admi nistrative expenses increased 54% ($7.4 million), including $2.0 million of additional restructuring expenses. Depreciation and amortization increased 86% ($5.7 million) primarily due to the $2.8 million write-off of obsolete inventory and $2.2 million write-off of obsolete software.

Operating Income increased 2% ($703,000) in the third quarter of 1996. Improved cellular operating results were substantially offset by the decline in paging results.

                                       Three Months Ended September 30,
                                       -----------------------------------------
                                           1996          1995       Change
                                       -----------------------------------------
                                                     (Dollars in thousands)
CONSOLIDATED OPERATING INCOME
     Cellular Telephone Operations    $    33,094    $   17,967    $ 15,127
     Telephone Operations                  24,863        24,932         (69)
     Radio Paging Operations              (16,694)       (2,339)    (14,355)
                                      -----------    ----------    --------
                                      $    41,263    $   40,560    $    703
                                      ===========    ==========    ========

Operating Margins:
     Cellular Telephone*                     18.1%         13.4%
     Telephone                               24.4%         27.6%
     Radio Paging*                          (70.2%)        (9.7%)
     Consolidated                            13.1%         15.8%

 * Computed on Service Revenues

Investment and Other Income totaled $12.5 million in 1996 and $47.6 million in 1995.

Gain on Sale of Cellular Interests and Other Investments totaled $7.8 million in the third quarter of 1996 compared to $43.4 million in 1995 as the Company has sold or traded certain non-strategic cellular interests and sold other investments.

PCS Development Costs totaled $10.8 million in 1996 and $1.9 million in 1995 reflecting activities taking place to develop and construct PCS networks.

Cellular Investment Income increased 44% ($4.9 million), reflecting improvement in U.S. Cellular's equity-method markets managed by others.

Minority Share of Income decreased 55% ($4.4 million) in the third quarter of 1996 due primarily to the increase in American Portable's and American Paging's net losses, offset somewhat by the increase in U.S. Cellular's net income. Minority shareholders' share of gains on the sales of cellular interests were $435,000 and $8.2 million in the third quarter of 1996 and 1995, respectively.

Interest Expense decreased 23% ($2.8 million) in the third quarter of 1996. TDS capitalized $7.1 million of interest expense associated with expenditures for broadband and narrowband PCS licenses and capitalized construction costs in 1996 and $6.5 million in 1995. The remaining decrease is primarily attributable to the reduction in average notes payable outstanding between 1996 and 1995.

Income Tax Expense decreased 35% ($11.7 million) in 1996 compared with 1995 primarily due to the $35.6 million decrease in gain on sales of cellular interests and other investments. The effective income tax rate was 49% in the third quarter of 1996 and 44% in 1995. The increase in the effective rate reflects additional income taxes related to certain sales of cellular interests.

Net Income Available to Common decreased to $22.2 million in the third quarter of 1996 from $42.3 million in 1995 reflecting the decrease of $19.1 million gain on the sales of cellular interests and other investments (net-of-tax and minority interest). Earnings Per Common Share were $.36 in 1996 and $.72 in 1995.

BUSINESS SEGMENT  HIGHLIGHTS
Telephone and Data Systems, Inc. is a diversified telecommunications company with established cellular telephone, local telephone and radio paging operations and developing personal communications services operations. Following are operating highlights for each major business unit for the nine months ended September 30, 1996 and the operating results for the nine months and three months ended September 30, 1996 and 1995.

CELLULAR TELEPHONE OPERATIONS
TDS  provides   cellular   telephone  service  through  United  States  Cellular
Corporation [AMEX: USM], an 80.6%-owned subsidiary. Consolidated operating results for the first nine months of 1996 compared to 1995 reflect:

     * strong growth in customer units to 940,000 units in 130 markets from 618,000 units in 138 markets;

     *  a 44% increase in revenue related to the increase in customer units;

     * and a 52% increase in operating cash flow and a 103% increase in operating income.

TELEPHONE OPERATIONS
TDS manages its local landline telephone service through its wholly owned subsidiary TDS Telecommunications Corporation ("TDS Telecom"). At September 30, 1996, TDS Telecom operated 105 telephone companies which served 479,700 access lines in 28 states. Consolidated operating results for the first nine months of 1996 compared to 1995 reflect:

     * steady growth in telephone access lines, 6% internal growth and 8% growth due to acquisitions;

     * a 10% increase in revenue with revenue per access line decreasing slightly; and

     * a 13% increase in operating costs including $5.6 million for the development of a centralized network management center and new service offerings.

PAGING OPERATIONS
TDS manages its radio paging business through American Paging, Inc. [AMEX: APP], an 82.3%-owned subsidiary. APP provides wireless messaging communications to 788,300 subscribers in 21 states and the District of Columbia. Consolidated operating results for the first nine months of 1996 compared to 1995 reflect:

     *  a 1% growth in pagers served, but a 1% decline in paging revenue; and

     *  a  23%  increase  in  operating   costs   including  $9.3  million  from
        restructuring costs, resulting in an increased operating loss.

PCS OPERATIONS
TDS manages its broadband personal communications services business through American Portable Telecom, Inc. [NASDAQ: APTI], an 82.8%-owned subsidiary. American Portable's licenses cover the Major Trading Areas of Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus and account for approximately 27.3 million population equivalents. Results from the first nine months of 1996 compared to 1995 reflect significant increases in PCS development costs as American Portable proceeds to develop and construct its PCS network.

CELLULAR TELEPHONE OPERATIONS



                                  Nine Months Ended September 30,
                      ----------------------------------------------------------
                                                       Change        Change
                                                       Due To       Excluding
                      1996       1995       Change    Acquisitions  Acquisitions
                      ----       ----       ------    ------------ -------------
                                   (Dollars in thousands)
Operating Revenues
 Local retail       $ 316,900  $ 207,568  $ 109,332   $  13,909    $  95,423
 Inbound roaming      139,689    108,837     30,852      (1,297)      32,149
 Long-distance         39,309     24,832     14,477       1,148       13,329
 Other                  1,592      3,217     (1,625)     (1,558)         (67)
                    ---------- ---------- ----------  -----------  -------------
  Service Revenues    497,490    344,454    153,036      12,202      140,834
 Equipment sales       12,790     10,985      1,805         534        1,271
                    ---------- ---------- ----------  -----------  -------------
                      510,280    355,439    154,841      12,736      142,105
                    ---------- ---------- ----------  -----------  -------------
Operating Expenses
 System operations     79,728     52,413     27,315       1,774       25,541
 Marketing and
  selling             100,307     69,204     31,103       5,497       25,606
 Cost of equipment
  sold                 49,631     38,393     11,238       2,840        8,398
 General and
  administrative      126,461     94,271     32,190       3,131       29,059
 Depreciation and
  amortization         79,216     64,275     14,941         199       14,742
                   ----------- ---------- ----------  -----------  -------------
                      435,343    318,556    116,787      13,441      103,346
                   ----------- ---------- ----------  -----------  -------------
Operating Income   $   74,937   $ 36,883  $  38,054   $    (705)   $  38,759
                   =========== ========== ==========  ===========  =============

Consolidated Markets:
 Market penetration       4.38%      2.78%
 Churn rate per month     1.9%       2.0%

                                  Three Months Ended September 30,
                      ----------------------------------------------------------
                                                       Change        Change
                                                       Due To       Excluding
                      1996       1995       Change    Acquisitions  Acquisitions
                      ----       ----       ------    ------------  ------------
                                   (Dollars in thousands)
Operating Revenues
 Local retail       $ 115,671  $  79,577  $  36,094   $    (873)     $ 36,967
 Inbound roaming       52,256     44,181      8,075      (2,194)       10,269
 Long-distance         14,720     10,274      4,446        (177)        4,623
 Other                    622        522        100        (485)          585
                    ---------- ---------- -----------  ------------  -----------
  Service Revenues    183,269    134,554     48,715      (3,729)       52,444
Equipment sales         4,325      4,013        312         (84)          396
                    ---------- ---------- -----------  ------------  -----------
                      187,594    138,567     49,027      (3,813)       52,840
                    ---------- ---------- -----------  ------------  -----------
Operating Expenses
 System operations     27,339     21,972      5,367      (1,449)        6,816
 Marketing and
  selling              37,486     25,571     11,915         (55)       11,970
 Cost of equipment
  sold                 18,241     14,356      3,885        (235)        4,120
 General and
  administrative       43,969     35,131      8,838      (1,049)        9,887
 Depreciation and
  amortization         27,465     23,570      3,895        (905)        4,800
                    ---------- ---------- -----------  ------------  -----------
                      154,500    120,600     33,900      (3,693)       37,593
                    ---------- ---------- -----------  ------------  -----------
Operating Income    $  33,094  $  17,967  $  15,127    $   (120)     $ 15,247
                    ========== ========== ===========  ============  ===========

Consolidated Markets:
 Market penetration       4.38%      2.78%
 Churn rate per month     2.0%       2.1%

   TELEPHONE OPERATIONS



                                    Nine Months Ended September 30,
                       ---------------------------------------------------------
                                                        Change        Change
                                                        Due to       Excluding
                       1996      1995       Change    Acquisitions  Acquisitions
                       ----      ----       ------    ------------  ------------
                                   (Dollars in thousands)
Operating Revenues
 Local service      $  81,037  $  70,461  $  10,576    $   4,108    $   6,468
 Network access and
  long-distance       172,170    160,816     11,354        6,228        5,126
 Miscellaneous         35,630     31,532      4,098        1,795        2,303
                     --------- ---------- ----------  ------------  ------------
                      288,837    262,809     26,028       12,131       13,897
                     --------- ---------- ----------  ------------  ------------
Operating Expenses
 Network operations    61,958     50,669     11,289        2,867        8,422
 Depreciation and
  Amortization         63,941     57,589      6,352        2,600        3,752
 Customer operations   42,437     35,948      6,489        1,824        4,665
 Corporate and other   46,790     45,567      1,223        3,096       (1,873)
                     --------- ---------- ----------  ------------  ------------
                      215,126    189,773     25,353       10,387       14,966
                     --------- ---------- ----------  ------------  ------------
Operating Income     $ 73,711  $  73,036  $     675   $    1,744    $  (1,069)
                     ========= ========== ==========  ============  ============


Growth in access lines from prior year-end:

 Acquisitions          33,100    12,900
 Internal growth       20,700    16,600


                                  Three Months Ended September 30,
                       ---------------------------------------------------------
                                                         Change      Change
                                                         Due to     Excluding
                       1996      1995       Change    Acquisitions  Acquisitions
                       ----      ----       ------    ------------  ------------
                                    (Dollars in thousands)
Operating Revenues
 Local service      $  28,492  $  24,070  $   4,422    $   2,081    $   2,341
 Network access and
  long-distance        60,129     55,515      4,614        3,308        1,306
 Miscellaneous         13,170     10,813      2,357        1,104        1,253
                    ---------- ---------- -----------  -----------  ------------
                      101,791     90,398     11,393        6,493        4,900
                    ---------- ---------- -----------  -----------  ------------
Operating Expenses
 Network operations    22,861     17,831      5,030        1,777        3,253
 Depreciation and
  Amortization         23,036     19,494      3,542        1,319        2,223
 Customer operations   15,532     11,927      3,605        1,105        2,500
 Corporate and other   15,499     16,214       (715)       1,843       (2,558)
                    ---------- ---------- -----------  -----------  ------------
                       76,928     65,466     11,462        6,044        5,418
                    ---------- ---------- -----------  -----------  ------------
Operating Income    $  24,863  $  24,932  $     (69)   $     449    $    (518)
                    ========== ========== ===========  ===========  ============

Growth in access lines from prior quarter-end:

 Acquisitions          800           0
 Internal growth     7,900       6,000

RADIO PAGING OPERATIONS



                                             Nine Months Ended September 30,
                                          --------------------------------------
                                              1996         1995        Change
                                              ----         ----        ------
                                 (Dollars in thousands, except per unit amounts)
Revenues
    Service revenues                      $  70,967    $  69,212    $   1,755
    Equipment sales                           8,178       11,114       (2,936)
                                           ---------    ---------    ---------
     Total Revenue                           79,145       80,326       (1,181)
                                           ---------    ---------    ---------
Costs and expenses
    Cost of services                         21,835       17,477        4,358
    Selling, general and administrative      49,910       40,177        9,733
    Cost of equipment sold                    7,760       11,137       (3,377)
    Depreciation and amortization            26,987       17,913        9,074
                                           ---------    ---------    ---------
                                            106,492       86,704       19,788
                                           ---------    ---------    ---------
Operating (Loss)                          $ (27,347)   $  (6,378)   $ (20,969)
                                           =========    =========    =========

Churn rate per month                              3.1%        2.5%
Marketing cost per gross customer unit addition $  86     $    45


                                             Three Months Ended September 30,
                                         ---------------------------------------
                                              1996        1995       Change
                                              ----        ----       ------
                                 (Dollars in thousands, except per unit amounts)
Revenues
     Service revenues                      $ 23,766    $ 24,109    $   (343)
     Equipment sales                          2,773       3,434        (661)
                                            --------    --------    --------
      Total Revenues                         26,539      27,543      (1,004)
                                            --------    --------    --------
Costs and expenses
     Cost of services                         7,716       6,052       1,664
     Selling, general and administrative     20,999      13,643       7,356
     Cost of equipment sold                   2,194       3,558      (1,364)
     Depreciation and amortization           12,324       6,629       5,695
                                            --------   ---------    --------
                                             43,233      29,882      13,351
                                            --------   ---------    --------
Operating (Loss)                           $(16,694)   $ (2,339)   $(14,355)
                                            ========   =========    ========

Churn rate per month                              3.9%        2.6%
Marketing cost per gross customer unit addition $ 103      $   45

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

Cash Flows From Operating Activities. TDS is generating substantial internal funds from the rapid growth in customer units and revenues. Operating cash flow (operating income plus depreciation and amortization) increased 20% to $291.4 million in the first nine months of 1996 from $243.3 million in 1995. The increase represents primarily the 52% ($53.0 million) increase in cellular telephone operating cash flow. Cash flows from other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $105.4 million in the first nine months of 1996 and $84.3 million in 1995.

                                               Nine Months Ended September 30,
                                          --------------------------------------
                                              1996         1995        Change
                                              ----         ----        ------
                                                    (Dollars in thousands)
Operating cash flow
        Cellular telephone                 $ 154,153    $ 101,158    $  52,995
        Telephone                            137,652      130,625        7,027
        Radio paging                            (360)      11,535      (11,895)
                                           ---------    ---------    ---------
                                             291,445      243,318       48,127
     Other operating activities             (105,418)     (84,255)     (21,163)
                                           ---------    ---------    ---------
                                           $ 186,027    $ 159,063    $  26,964
                                           =========    =========    =========

Cash Flows from Financing Activities. TDS has used short-term debt to finance its cellular telephone, radio paging and PCS operations, for acquisitions and for general corporate purposes. TDS takes advantage of attractive opportunities to retire short-term debt with the proceeds from long-term debt and equity sales. Cash flows from financing activities totaled $69.8 million in the first nine months of 1996 compared to $342.7 million in 1995. American Portable Telecom sold 12,250,000 common shares for net proceeds, after underwriters fees, totaling $195.3 million in an initial public offer ing in the second quarter of 1996, providing most of the Company's external financing requirements during the first nine months of 1996. TDS reduced its short-term debt by $89.4 million in the first nine months of 1996. Increases in long-term debt, primarily $221.5 million received from the sale of convertible debt at U.S. Cellular, $58.7 million from vendor financing and $39.5 million from the sale of TDS medium-term notes, and increases in short-term debt provided most of the Company's external financing requirements during the first nine months of 1995.

Cash Flows From Investing Activities. TDS makes substantial investments each year to acquire, construct, operate and maintain modern, high-quality communications networks and facilities. Cash flows from investing activities required $198.2 million in the first nine months of 1996 compared to $476.4 million in 1995. Additions to property, plant and equipment totaled $347.7 million in 1996 and $264.9 million in 1995. Also in 1995, $319.0 million was expended for broadband and narrowband PCS license purchases. The sales of non-strategic cellular interests and other investments provided $ 212.5 million in 1996 and $128.3 million in 1995.

Property, Plant and Equipment. The primary purpose of TDS's construction and expansion program is to provide for normal growth, to upgrade service, to expand into new communication areas, and to take advantage of service-enhancing and cost-reducing technological developments. Additions to property, plant and equipment totaled $347.7 million in the first nine months of 1996 consisting of $172.9 million for cellular plant and equipment, $91.1 million for telephone plant and equipment, $26.3 million for radio paging property and equipment, $51.3 million for broadband PCS property and equipment and $6.1 million for other assets.

Acquisitions. TDS seeks to acquire cellular telephone, telephone and paging interests which add value to the organization. During the first nine months of 1996, the Company purchased controlling interests in one cellular market and five telephone companies and minority interests in several cellular markets. The aggregate consideration for these acquisitions was $147.6 million primarily consisting of 2.6 million TDS Common Shares and $33.9 million cash. TDS is currently reviewing opportunities for the acquisition of additional cellular, telephone and paging companies.

LIQUIDITY

Management believes TDS has sufficient internal and external resources to finance the anticipated requirements of its business development, construction and acquisition programs.

TDS is generating substantial internal funds to finance business development and construction programs. Operating cash flow for the twelve months ended September 30, 1996 increased to $371.6 million from $310.8 million in 1995.

                            Twelve Months Ended September 30,
                           ----------------------------------
                             1996      1995       Change
                             ----      ----       ------
                               (Dollars in thousands)
Operating Cash Flow
     Cellular telephone    $185,208   $121,265   $ 63,943
     Telephone              182,621    173,667      8,954
     Radio paging             3,800     15,904    (12,104)
                           --------   --------   --------
                           $371,629   $310,836   $ 60,793
                           ========   ========   ========

TDS and its subsidiaries have cash and temporary investments totaling $142 million and longer-term cash investments totaling $37 million at September 30, 1996. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries' debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

TDS and its subsidiaries also have access to a variety of external capital sources. TDS and its subsidiaries had $646 million of committed bank lines of credit for general corporate purposes at September 30, 1996 of which $552 million was unused. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate. TDS has $238 million remaining on its universal shelf registration statement which may be used from time-to-time to issue debt securities and/or Common Shares for cash. TDS and USM have shelf registration statements covering the issuance of equity for acquistions. In addition, the Company has issued Common Shares for acquistions pursuant
to  registration   statements  filed  specifically  for particular acquistions.

The Company's property, plant and equipment additions are anticipated to aggregate approximately $412 million for 1996 (excluding PCS construction and development expenditures as explained more fully below) consisting of $240 million for cellular capital additions, $125 million for telephone capita l additions, $32 million for the radio paging property and equipment, including capitalized interest and $15 million for other fixed asset expenditures.

U.S. Cellular plans to finance its construction program using primarily internally generated cash supplemented by proceeds from the sale of non-strategic assets. TDS Telecom plans to finance its construction program using internally generated cash supplemented by long-term financing from federal government programs. American Paging plans to finance its property and equipment expenditures primarily through borrowings under TDS's short-term lines of credit.

PCS Development. American Portable is proceeding with planned microwave relocation and cell site acquisition activities in each of its six major markets. Management anticipates that by year-end 1996, sufficient paths will have been cleared to allow service launch in all six markets. Service will be launched with more than 500 cell sites in place, which will provide wide-area metropolitan coverage. Friendly user (customer) trials are planned to begin late in the fourth quarter of 1996 and conclude in the first quarter of 1997, with roll-out of commercial service after successful customer trials.

American Portable anticipates construction, development and introduction of PCS networks and services will require substantial capital and operating expenditures over the next several years. While construction (including microwave relocation), and other start-up activities may be impacted by many factors, American Portable estimates that the aggregate funds required through December 31, 1998 will total approximately $865 million ($345 million in 1996, $415 million in 1997 and $105 million in 1998). This amount includes an estimated $620 million of capital expenditures for construction of the PCS networks ($300 million in 1996, $275 million in 1997 and $45 million in 1998) and $245 million of estimated working capital requirements.

TDS expects American Portable's 1996 capital expenditures and expenditures for start-up and development activities to be financed using a variety of sources, including but not limited to, borrowings under TDS's short-term bank lines of credit, vendor financing and equity investors in American Portable. In March 1996, American Portable selected Nokia Telecommunications, Inc. ("Nokia") as its sole supplier of digital radio channel and switching infrastructure equipment during the initial build out of its PCS networks. Nokia has agreed to provide up to $200 million in financing for equipment purchases through a Credit Agreement dated June 19,1996 ("Credit Agreement"). In April of 1996, American Portable sold 12,250,000 of its Common Shares, approximately 17.2% of total outstanding shares, at a price of $17 per share in an initial public offering. The net proceeds from the offering, after underwriting discounts and commissions, was $195 million. On November 4, 1996 American Portable issued $226.2 million in aggregate principal amount at maturity Series A Zero Coupon Notes ("Notes") due in 2006. The issue price of the Notes was 44.2% of the principal amount at maturity or $100 million and there is no periodic payment of interest. The per annum yield to maturity on the Notes is 8.34%.

TDS anticipates the development of American Portable and its entrance into the PCS business will reduce the rate of growth in TDS's net income from levels which would otherwise be achieved during the next few years.

Management believes TDS's internal cash flows and funds available from cash and cash investments provide substantial financial flexibility. TDS also has substantial lines of credit and longer-term financing commitments to help meet its short- and long-term financing needs. Moreover, TDS and its sub sidiaries have access to public and private capital markets and anticipate issuing debt and equity securities when capital requirements (including acquisitions), financial market conditions and other factors warrant. However, the Company has no agreements, commitments or understandings with respect to any such transactions.

        TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                            Unaudited

                               Three Months Ended          Nine Months Ended
                                 September 30                September 30,
                               -------------------         ------------------
                                1996         1995         1996         1995
                                ----         ----         ----         ----
                                (Dollars in thousands, except per share amounts)
OPERATING REVENUES
 Cellular telephone        $    187,594  $   138,567    $ 510,280    $ 355,439
 Telephone                      101,791       90,398      288,837      262,809
 Radio paging                    26,539       27,543       79,145       80,326
                           ------------  -----------    ---------    ---------
                                315,924      256,508      878,262      698,574
                           ------------  -----------    ---------    ---------
OPERATING EXPENSES
 Cellular telephone             154,500      120,600      435,343      318,556
 Telephone                       76,928       65,466      215,126      189,773
 Radio paging                    43,233       29,882      106,492       86,704
                           ------------  -----------    ---------    ---------
                                274,661      215,948      756,961      595,033
                           ------------  -----------    ---------    ---------
OPERATING INCOME                 41,263       40,560      121,301      103,541
                           ------------  -----------    ---------    ---------
INVESTMENT AND OTHER INCOME
 Interest and dividend
  income                          3,925        3,998       10,048        9,803
 Cellular investment income,
  net of license cost
   amortization                  15,992       11,117       38,221       29,083
 PCS development costs          (10,805)      (1,856)     (24,312)      (2,758)
 Gain on sale of cellular
  interests and other
   investments                    7,797       43,375      136,049       79,749
 Other income (expense), net       (786)      (1,044)         979       (2,005)
 Minority share of income        (3,595)      (7,965)     (24,397)     (20,420)
                            -----------  -----------   ----------    ---------
                                 12,528       47,625      136,588       93,452
                            -----------  -----------   ----------    ---------
INCOME BEFORE INTEREST
 AND INCOME TAXES                53,791       88,185      257,889      196,993
Interest expense                  9,346       12,121       30,343       39,191
                            -----------  -----------   ----------    ---------
INCOME BEFORE INCOME TAXES       44,445       76,064      227,546      157,802
Income tax expense               21,776       33,468      111,496       69,433
                            -----------  -----------   ----------    ---------
NET INCOME                       22,669       42,596      116,050       88,369
Preferred Dividend Requirement     (469)        (258)        (769)      (1,453)
                            -----------  -----------   ----------    ---------
NET INCOME AVAILABLE TO
 COMMON                     $    22,200  $    42,338   $  115,281    $  86,916
                            ===========  ===========   ==========    =========
WEIGHTED AVERAGE COMMON
 SHARES (000s)                   61,321       59,038       60,856       58,191
EARNINGS PER COMMON SHARE   $       .36  $       .72   $     1.89    $    1.49
                            ===========  ===========   ==========    =========
DIVIDENDS PER COMMON AND
 SERIES A COMMON SHARE      $       .10  $      .095   $      .30    $    .285
                            ===========  ===========   ==========    =========

The accompanying notes to financial statements are an integral part of these statements.
                                       16

             TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Unaudited
                                                            Nine Months Ended
                                                                September 30,
                                                            -----------------
                                                            1996         1995
                                                            ----         ----
                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                         $ 116,050    $  88,369
      Add (Deduct) adjustments to reconcile net income
        to net cash provided by operating activities
          Depreciation and amortization                    180,201      148,441
          Deferred taxes                                    45,122       15,930
          Investment income                                (40,747)     (30,937)
          Minority share of income                          24,397       20,420
          Gain on sale of cellular interests              (136,049)     (79,749)
          Noncash interest expense                          11,952        7,685
          Other noncash expense                              5,168        6,503
          Change in accounts receivable                    (27,724)     (32,439)
          Change in accounts payable                        (7,369)      (7,990)
          Change in accrued taxes                           11,984       24,516
          Change in accrued interest                        (5,457)      (3,366)
          Change in other assets and liabilities             8,499        1,680
                                                          --------    ---------
                                                           186,027      159,063
                                                          --------    ---------
      CASH FLOWS FROM FINANCING ACTIVITIES
      Long-term debt borrowings                              8,904      333,174
      Repayments of long-term debt                         (23,161)     (24,246)
      Change in notes payable                              (89,434)      44,629
      Proceeds from the issuance of common stock             2,723        6,346
      Minority partner capital distributions                (4,302)         373
      Redemption of preferred stock                           (526)        (534)
      Dividends paid                                       (19,638)     (17,942)
      Proceeds from the issuance of subsidiaries' stock    195,232          915
                                                          --------     --------
                                                            69,798      342,715
                                                          --------     --------
     CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property, plant and equipment          (347,709)    (264,905)
      Investments in and advances to cellular
        minority partnerships                              (14,931)     (11,467)
      Distributions from partnerships                       14,959        7,616
      Investments in PCS licenses                          (21,009)    (318,963)
      Proceeds from investment sales                       212,549      128,312
      Change in other investments                           (2,020)      (2,486)
      Acquisitions, net of cash acquired                   (33,892)     (48,859)
      Change in temporary investments and
        marketable securities                               (6,140)      34,333
                                                          --------     --------
                                                          (198,193)    (476,419)
                                                          --------     --------
     NET INCREASE IN CASH AND
       CASH EQUIVALENTS                                     57,632       25,359
     CASH AND CASH EQUIVALENTS -
      Beginning of period                                   55,116       24,733
                                                         ---------    ---------
      End of period                                      $ 112,748    $  50,092
                                                         =========    =========
 The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                            (Unaudited)
                                         September 30, 1996    December 31, 1995
                                         ------------------    -----------------
                                                  (Dollars in thousands)

CURRENT ASSETS
 Cash and cash equivalents                    $  112,748         $   55,116
 Temporary investments                            29,525             25,735
 Accounts receivable from
  customers and others                           180,903            145,344
 Materials and supplies, at average cost,
  and other current assets                        38,850             35,015
                                              -----------        -----------
                                                 362,026            261,210
                                              -----------        -----------
INVESTMENTS
 Cellular limited partnership interests          194,596            158,559
 Cellular license acquisition costs,
  net of amortization                          1,080,639          1,075,820
 PCS license acquisition costs                   377,143            356,561
 Franchise costs and other costs in excess of
  the underlying book value of
   subsidiaries, net                             177,825            168,608
 Other investments                               110,137             87,726
                                              -----------        -----------
                                               1,940,340          1,847,274
                                              -----------        -----------
PROPERTY, PLANT AND EQUIPMENT
 Cellular telephone, net                         614,781            530,027
 Telephone, net                                  735,085            657,015
 PCS, net                                        121,840             11,978
 Radio paging, net                                56,843             59,452
 Other, net                                       32,023             34,938
                                              -----------        -----------
                                               1,560,572          1,293,410
                                              -----------        -----------
OTHER ASSETS AND DEFERRED CHARGES                 70,480             67,188
                                              -----------        -----------
  TOTAL ASSETS                                $3,933,418         $3,469,082
                                              ===========        ===========

               TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            (Unaudited)
                                         September 30, 1996    December 31, 1995
                                         ------------------    -----------------
                                                  (Dollars in thousands)
CURRENT LIABILITIES
 Current portion of long-term debt
  and preferred shares                        $   37,854         $   49,233
 Notes payable                                    98,236            184,320
 Accounts payable                                122,420            122,886
 Advance billings and customer deposits           32,614             27,706
 Accrued interest                                  6,167             11,573
 Accrued taxes                                    22,005              2,525
 Other current liabilities                        51,196             29,481
                                              -----------        -----------
                                                 370,492            427,724
                                              -----------        -----------


DEFERRED LIABILITIES AND CREDITS                 186,979            138,295
                                              -----------        -----------

LONG-TERM DEBT, excluding current portion        890,545            858,857
                                              -----------        -----------

REDEEMABLE PREFERRED SHARES, excluding
 current portion                                     359              1,587
                                              -----------        -----------

MINORITY INTEREST in subsidiaries                431,619            328,544
                                              -----------        -----------

NONREDEEMABLE PREFERRED SHARES                    29,038             29,710
                                              -----------        -----------

COMMON STOCKHOLDERS' EQUITY
 Common Shares, par value $1 per share            54,190             51,137
 Series A Common Shares, par value $1 per share    6,898              6,893
 Common Shares issuable (30,975 and 31,431
  shares, respectively)                            1,461              1,496
 Capital in excess of par value                1,658,100          1,417,513
 Retained earnings                               303,737            207,326
                                              -----------        -----------
                                               2,024,386          1,684,365
                                              -----------        -----------

                                              $3,933,418         $3,469,082
                                              ===========        ===========

The accompanying notes to financial statements are an integral part of these statements.

               TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accorda nce with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

2. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

3. Earnings per Common Share were computed by dividing Net Income Available to Common by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common stock equivalents at September 30, 1996 consist of dilutive Common Share options and dilutive convertible Preferred Shares.

4. Assuming that acquisitions accounted for as purchases during the period January 1, 1995, to September 30, 1996, had taken place on January 1, 1995, unaudited pro forma results of operations from continuing operations would have been as follows:

                                                    Nine Months Ended
                                                      September 30,
                                               --------------------------
                                                1996               1995
                                                ----               ----
                                              (Dollars in thousands, except
                                                     per share amounts)

     Operating revenues                       $855,533           $733,987
     Net income                                118,052             81,035
     Earnings per share                       $   1.90           $   1.30

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

                                                     Nine Months Ended
                                                       September 30,
                                          --------------------------------------
                                                    1996               1995
                                                    ----               ----
                                              (Dollars in thousands, except
                                                    per share amounts)

  Property, plant and equipment           $        55,692    $         54,223
  Cellular licenses                                94,454             119,364
  Increase (decrease) in equity method
    investment in cellular interests                8,356                 (19)
  Franchise costs                                  12,847              23,473
  Long-term debt                                  (22,979)             (8,933)
  Deferred credits                                 (7,363)               (214)
  Other assets and liabilities,
    excluding cash and cash equivalents             9,613              (2,618)
  Minority interest                                (3,036)             (1,912)
  Common Shares issued and issuable              (113,658)           (121,864)
  U.S. Cellular Stock issued and issuable             (34)            (12,641)
                                          ---------------   -------------------
  Decrease in cash due to acquisitions    $        33,892     $        48,859
                                          ===============   ===================

The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                    Nine Months Ended
                                                      September 30,
                                          --------------------------------------
                                                    1996              1995
                                                    ----              ----
                                              (Dollars in thousands, except
                                                  per share amounts)

  Interest Paid                           $        56,733     $        41,612
  Income Taxes Paid                                65,466              27,629
  Common Shares issued by TDS for
    conversion of TDS Preferred Stock     $         4,545     $        13,653

6.   Contingencies
     The Company's material contingencies as of September 30, 1996, include the collectibility of a $5.5 million note receivable under a long-term financing agreement with a cellular company and a $10.0 million standby letter of credit in support of a bank loan to an entity minority-owned by the Company. For further discussion of these contingencies, see Note 14 of Notes to Consolidated Financial Statements included in the Company's Report on Form 10-K for the year ended December 31, 1995.

7.   Business Segment Information
     The following tables summarize business segment identifiable assets at September 30, 1996, and 1995, and business segment construction expenditures for the nine months and three months ended September 30, 1996, and 1995.

Identifiable Assets                                     September 30,
                                     -------------------------------------------
                                                1996                   1995
                                                ----                   ----
                                                     (Dollars in thousands)

Cellular Telephone                   $        2,067,259    $        1,833,984
Telephone                                     1,164,783             1,022,439
PCS                                             431,103               299,013
Radio Paging                                    158,804               152,841
Other                                           111,353                92,349
                                     --------------------  --------------------
                                     $        3,933,302    $        3,400,626
                                     ====================  ====================

Additions To Property, Plant and Equipment

                                  Three Months Ended         Nine Months Ended
                                     September 30,              September 30,
                                -----------------------   ----------------------
                                     1996       1995        1996        1995
                                     ----       ----        ----        ----
                                             (Dollars in thousands)

     Cellular Telephone         $    67,147 $    60,706   $172,916   $160,679
     Telephone                       36,389      27,065     91,131     74,746
     PCS                             28,882         185     51,337        185
     Radio Paging                     4,302       3,290     26,330     20,231
     Other                           (5,695)      2,849      5,995      9,064
                                -----------  ----------   --------   --------
                               $    131,025 $    94,095   $347,709   $264,905
                                ===========  ==========   ========   ========
8.   Subsequent Event

     On November 4, 1996, American Portable issued $226.2 million in aggregate principal amount at maturity Series A Zero Coupon Notes ("Notes") due in 2006. The issue price of the Notes was 44.2% of the principal amount at maturity or $100 million, and there is no periodic payment of interest. The per annum yield to maturity on the Notes is 8.34% (computed on a semi-annual bond equivalent basis) calculated from November 4, 1996.

                           PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits
        Exhibit 10.1 - Deferred Compensation Agreement for H. Donald Nelson dated July 15, 1996.

        Exhibit  11 -  Computation  of  earnings  per  common  share.
        Exhibit 12 -  Statement  regarding  computation  of ratios.
        Exhibit 27 - Financial  Data Schedule

   (b) Reports on Form 8-K filed during the quarter ended September 30, 1996:

       TDS filed a Current Report on Form 8-K dated July 1, 1996, which included a copy of the new $500 million revolving credit agreement, with First National Bank of Boston, as Agent.

No other reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     TELEPHONE AND DATA SYSTEMS, INC.
                               (Registrant)


Date  November 13, 1996              /s/ MURRAY L. SWANSON
      -------------------            --------------------------------
                                     Murray L. Swanson,
                                     Executive Vice President-Finance
                                     (Chief Financial Officer)



Date  November 13, 1996               /s/ GREGORY J. WILKINSON
      -------------------             ---------------------------------
                                      Gregory J. Wilkinson,
                                      Vice President and Controller
                                      (Principal Accounting Officer)