Form 10-Q/A
period 1996-03-31
TELEPHONE & DATA SYSTEMS INC
filed 1997-03-06
CIK 96966

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                  FORM 10-Q/A-1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended      March 31, 1996
                               ---------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _______________________ to ___________________

                          Commission File Number 1-8251

-------------------------------------------------------------------------------


                        TELEPHONE AND DATA SYSTEMS, INC.
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

            Iowa                                         36-2669023
 -----------------------------              --------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                30 North LaSalle Street, Chicago, Illinois 60602
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (312) 630-1900
                                 Not Applicable
           -------------------------------------------------------
         (Former address of principal executive offices)  (Zip Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at April 30, 1996
  -----------------------------         -------------------------------
   Common Shares, $1 par value                53,666,486 Shares
Series A Common Shares, $1 par value           6,894,053 Shares

-------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------
                                 Amendment No. 1


              The undersigned registrant hereby amends the following item included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, as set forth in the pages attached hereto:

              Part I.     Financial Information

                           Management's Discussion and Analysis of Results of
                              Operations and Financial Condition

              The 1996 breakdown of net income and earnings per share between operations, PCS development costs and gains from the sales of non-strategic investments in the second full paragraph and table on page 2 is hereby amended to read as follows:



Net income available to common for the first quarter of 1996 and 1995 included significant gains from the sales of non-strategic cellular interests and other investments and increased broadband PCS development costs. Excluding these gains and PCS development costs, along with the related income taxes and minority interest, net income available to common would have been $16.8 million, or $.28 per share, in the first quarter of 1996, compared to $14.2 million, or $.24 per share, in the first quarter of 1995.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1996             1995
                                                  ----             ----
                                                  (Dollars in thousands,
                                                 except per share amounts)

Net Income Available to Common As Reported    $      33,267     $      22,701
   Add:   Broadband PCS Development Costs             3,829               266
   Less:  Effects of Gains                          (20,308)           (8,794)
                                              -------------     -------------
       As Adjusted                            $      16,788     $      14,173
                                              =============     =============

Earnings Per Share As Reported                $         .56     $         .39
   Add:   Broadband PCS Development Costs               .06                --
   Less:  Effects of Gains                             (.34)             (.15)
                                              -------------     -------------
       As Adjusted                            $         .28     $         .24
                                              =============     =============

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                        TELEPHONE AND DATA SYSTEMS, INC.
                       ----------------------------------
                                  (Registrant)






Date  March 6, 1997                            /s/ GREGORY J. WILKINSON
                                              -----------------------------
                                              Gregory J. Wilkinson,
                                              Vice President and Controller
                                              (Principal Accounting Officer)