Form 10-Q/A
period 1996-06-30
TELEPHONE & DATA SYSTEMS INC
filed 1997-03-06
CIK 96966

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ----------------
                                  FORM 10-Q/A-1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended      June 30, 1996
                               --------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                    to
                               ------------------    ---------------------
                          Commission File Number 1-8251

-------------------------------------------------------------------------------


                        TELEPHONE AND DATA SYSTEMS, INC.
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

             Iowa                                      36-2669023
 ------------------------------             --------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                30 North LaSalle Street, Chicago, Illinois 60602
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (312) 630-1900
                                 Not Applicable
             ------------------------------------------------------
           (Former address of principal executive offices) (Zip Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at July 31, 1996
   -----------------------------            --------------------------------
    Common Shares, $1 par value                     54,173,726 Shares
Series A Common Shares, $1 par value                 6,898,044 Shares

-------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.
                       ----------------------------------
                                 Amendment No. 1


              The undersigned registrant hereby amends the following item included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as set forth in the pages attached hereto:

              Part I.     Financial Information

                           Management's Discussion and Analysis of Results of
                              Operations and Financial Condition

              The 1996 breakdown of net income and earnings per share between operations, PCS development costs and gains from the sales of non-strategic investments in the second full paragraph and table on page 2 under the "Results of Operations - Six Months Ended 6/30/96 Compared to Six Months Ended 6/30/95" is hereby amended to read as follows:


Net income available to common for the first half of 1996 and 1995 included significant gains from the sales of non-strategic cellular interests and certain other investments, and increased PCS development costs. Excluding these gains and PCS development costs, along with the related income taxes and minority interest, net income available to common would have been $37.7 million, or $.63 per share, in the first half of 1996, compared to $27.5 million, or $.47 per share, in the first half of 1995.

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                    1996             1995
                                                    ----             ----
                                                    (Dollars in thousands,
                                                   except per share amounts)

Net Income Available to Common As Reported     $      92,889     $      44,800
   Add:   PCS Development Costs                        5,636             1,391
   Less:  Effects of Gains                           (60,789)          (18,695)
                                               -------------     -------------
    As Adjusted                                $      37,736     $      27,496
                                               =============     =============


Earnings Per Share As Reported                 $        1.54     $         .77
   Add:   PCS Development Costs                          .10               .02
   Less:  Effects of Gains                             (1.01)             (.32)
                                               -------------     -------------
       As Adjusted                             $         .63     $         .47
                                               =============     =============

     The 1996 breakdown of net income and earnings per share between operations, PCS development costs and gains from the sales of non-strategic investments in the first full paragraph and table on page 7 under the caption "Three Months Ended 6/30/96 Compared to Three Months Ended 6/30/95" is hereby amended to read as follows:

Net income available to common for the second quarter of 1996 and 1995 included significant gains from the sales of non-strategic cellular interests and certain other investments, and increased PCS development costs. Excluding these gains and PCS development costs, along with the related income taxes and minority interest, net income available to common would have been $20.8 million, or $.34 per share, in the second quarter of 1996, compared to $13.3 million, or $.23 per share, in the second quarter of 1995.

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                      1996             1995
                                                      ----             ----
                                                      (Dollars in thousands,
                                                     except per share amounts)

Net Income Available to Common As Reported     $      59,450     $      22,086
   Add:   PCS Development Costs                        1,807             1,125
   Less:  Effects of Gains                           (40,481)           (9,901)
                                               -------------     -------------
       As Adjusted                             $      20,776     $      13,310
                                               =============     =============

Earnings Per Share As Reported                 $         .97     $         .38
   Add:   PCS Development Costs                          .03               .02
   Less:  Effects of Gains                              (.66)             (.17)
                                               -------------     -------------
       As Adjusted                             $         .34     $         .23
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



                        TELEPHONE AND DATA SYSTEMS, INC.
                       ----------------------------------
                                  (Registrant)






Date  March 6, 1997                          /s/ GREGORY J. WILKINSON
                                            -------------------------------
                                            Gregory J. Wilkinson,
                                            Vice President and Controller
                                            (Principal Accounting Officer)