Form 10-Q/A
period 1996-09-30
TELEPHONE & DATA SYSTEMS INC
filed 1997-03-06
CIK 96966

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


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended        September 30, 1996
                               -------------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ___________________ to ____________________

                          Commission File Number 1-8251

-------------------------------------------------------------------------------


                        TELEPHONE AND DATA SYSTEMS, INC.
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

            Iowa                                       36-2669023
------------------------------            ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                30 North LaSalle Street, Chicago, Illinois 60602
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (312) 630-1900
                                 Not Applicable
             ------------------------------------------------------
           (Former address of principal executive offices) (Zip Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at October 31, 1996
   ------------------------------         ---------------------------------
     Common Shares, $1 par value                  54,219,146 Shares
Series A Common Shares, $1 par value               6,907,109 Shares

--------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------
                                 Amendment No. 1


              The undersigned registrant hereby amends the following item included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as set forth in the pages attached hereto:

              Part I.     Financial Information

                           Management's Discussion and Analysis of Results of
                              Operations and Financial Condition

              The 1996 breakdown of net income and earnings per share between operations, PCS development costs, paging restructuring costs and gains from the sales of non-strategic investments in the second full paragraph and table on page 2 under the "Results of Operations - Nine Months Ended 9/30/96 Compared to Nine Months Ended 9/30/95" is hereby amended to read as follows:


Excluding gains on the sales of cellular interests and other investments, PCS development costs and paging restructuring charges, along with the related income taxes and minority interest, net income available to common would have been $63.3 million, or $1.04 per share, in the first nine months of 1996, compared to $52.8 million, or $.91 per share, in the first nine months of 1995.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                  1996               1995
                                                  ----               ----
                                                  (Dollars in thousands,
                                                 except per share amounts)

Net Income Available to Common As Reported    $     115,281     $      86,916
    Add:   PCS Development Costs                      8,711             4,641
           Paging Restructuring Costs                 3,023             1,013
    Less:  Effects of Gains                         (63,718)          (39,777)
                                              -------------     -------------
As Adjusted                                   $      63,297     $      52,793
                                              =============     =============

Earnings Per Share As Reported                $        1.89     $        1.49
    Add:   PCS Development Costs                        .14               .08
           Paging Restructuring Costs                   .05               .02
    Less:  Effects of Gains                           (1.04)             (.68)
                                              -------------     -------------
As Adjusted                                   $        1.04     $         .91
                                              =============     =============

              The 1996 breakdown of net income and earnings per share between operations, PCS development costs, paging restructuring costs and gains from the sales of non-strategic investments in the first full paragraph and table on page 7 under the caption "Three Months Ended 9/30/96 Compared to Three Months Ended 9/30/95" is hereby amended to read as follows:


Net income available to common for the third quarter of 1996 and 1995 included significant gains from the sales of non-strategic cellular interests and certain other investments, increased PCS development costs and paging restructuring charges. Excluding these gains, PCS development costs and paging restructuring charges, along with the related income taxes and minority interest, net income available to common would have been $24.7 million, or $.40 per share, in the third quarter of 1996, compared to $25.5 million, or $.44 per share, in the third quarter of 1995.
                                               Three Months Ended September 30,
                                               --------------------------------
                                                    1996             1995
                                                    ----             ----
                                                    (Dollars in thousands,
                                                   except per share amounts)

Net Income Available to Common As Reported     $      22,200     $      42,338
   Add:   PCS Development Costs                        3,075             3,250
          Paging Restructuring Costs                   2,334             1,013
   Less:  Effects of Gains                            (2,929)          (21,081)
                                               -------------     -------------
       As Adjusted                             $      24,680     $      25,520
                                               =============     =============

Earnings Per Share As Reported                 $         .36     $         .72
   Add:   PCS Development Costs                          .05               .06
          Paging Restructuring Costs                     .04               .02
   Less:  Effects of Gains                              (.05)             (.36)
                                               -------------     -------------
       As Adjusted                             $         .40     $         .44
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