Form 10-K405
period 1996-12-31
TELEPHONE & DATA SYSTEMS INC
filed 1997-03-21
CIK 96966

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___X___

    As of February 28, 1997, the aggregate market values of the registrant's Common Shares, Series A Common Shares and Preferred Shares held by nonaffiliates were approximately $2.2 billion, $15.4 million and $40.8 million, respectively. The closing price of the Common Shares on February 28, 1997, was $40.00, as reported by the American Stock Exchange. Because no market exists for the Series A Common Shares and Preferred Shares, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares were initially issued by the registrant in exchange for Common Shares on a one-for-one basis and are convertible on a share-for-share basis into Common Shares, (ii) each nonconvertible Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each convertible Preferred Share has a value of $40.00 times the number of Common Shares into which it was convertible on February 28, 1997.

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1997, is 54,145,158 Common Shares, $1 par value, and 6,916,546 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1996 Annual Report to Shareholders, and of the registrant's Notice of Annual Meeting and Proxy Statement for its 1997 Annual Meeting of Shareholders, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Part II of this report.

--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                   PAGE NUMBER
                                                                 OR REFERENCE(1)
                                                                 ---------------
 Item 1.  Business.............................................           3
 Item 2.  Properties...........................................          38
 Item 3.  Legal Proceedings....................................          38
 Item 4.  Submission of Matters to a Vote of Security
            Holders............................................          38
 Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters................................          39     (2)
 Item 6.  Selected Financial Data..............................          39     (3)
 Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................          39     (4)
 Item 8.  Financial Statements and Supplementary Data..........          39     (5)
 Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure................          39
Item 10.  Directors and Executive Officers of the Registrant...          40     (6)
Item 11.  Executive Compensation...............................          40     (7)
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.........................................          40     (8)
Item 13.  Certain Relationships and Related Transactions.......          40     (9)
Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K........................................          41

---------

(1) Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 1996 ("Annual Report"), and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its 1997 Annual Meeting of Shareholders (the "Proxy Statement").

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

--------------------------------------------------------------------------------

TELEPHONE AND DATA SYSTEMS, INC.
30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602
TELEPHONE (312) 630-1900

                                                                       [LOGO]

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

    Telephone and Data Systems, Inc. (the "Company" or "TDS"), is a diversified telecommunications service company with established cellular telephone, local telephone and radio paging operations and developing personal communications services ("PCS") operations. At December 31, 1996, the Company served approximately 2.3 million customer units in 37 states, including 1,073,000 cellular telephones, 484,500 telephone access lines and 777,400 pagers. For the year ended December 31, 1996, cellular operations provided 58% of the Company's consolidated revenues; telephone operations provided 33%; and paging operations provided 9%. The Company's long-term business development strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other telecommunications businesses that management believes will utilize the Company's expertise in customer-based telecommunications.

    The Company conducts substantially all of its cellular operations through its 80.6%-owned subsidiary, United States Cellular Corporation [AMEX: USM]. U.S. Cellular provides cellular telephone service to 1,073,000 customers through 131 majority-owned and managed ("consolidated") cellular systems serving approximately 16% of the geography and approximately 8% of the population of the 48 contiguous United States. Since 1985, when the Company began providing cellular service in Knoxville, Tennessee, the Company has expanded its cellular networks and customer service operations to cover 140 managed markets in 27 states as of December 31, 1996. In total, the Company now operates nine market clusters, of which five have a total population of more than two million, and each of which has a total population of more than one million, plus one other unclustered market. Overall, 81% of the Company's 25.1 million population equivalents are in markets which are consolidated, 1% are in managed but not consolidated markets and 18% are in markets in which the Company holds an investment interest.

    The Company conducts substantially all of its telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom"). TDS Telecom currently operates 105 telephone companies serving 484,500 access lines in 28 states. TDS Telecom is expanding by offering additional lines of telecommunications products and services to existing customers and through the selective acquisition of local exchange telephone companies serving rural and suburban areas. TDS Telecom has acquired 22 telephone companies and divested one telephone company since the beginning of 1992. These net acquisitions added 90,400 access lines during this five-year period, while internal growth added 90,100 lines.

    The Company conducts substantially all of its broadband personal communications services operations through its 82.8%-owned subsidiary, Aerial Communications, Inc. [NASDAQ: AERL], formerly American Portable Telecom, Inc. [NASDAQ: APTI]. In March 1995, Aerial was the successful bidder for eight broadband PCS licenses. The six 30 megahertz PCS licenses that are being developed cover the Major Trading Areas of Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus, and account for 27.6 million population equivalents. Aerial has sold its licenses covering the Guam and Alaska MTAs.

    The Company conducts substantially all of its radio paging operations through its 82.3%-owned subsidiary, American Paging, Inc. [AMEX: APP]. American Paging offers radio paging and related services through its subsidiaries. Since the beginning of 1992, the number of pagers in service increased from 236,800 to 777,400 at December 31, 1996, primarily from internal growth. APP provides service in 21 states and the District of Columbia through 51 sales and service offices. American Paging's service areas cover a total population of approximately 76 million.

    The Company was incorporated in Iowa in 1968. The Company's executive offices are located at 30 North LaSalle Street, Chicago, Illinois 60602. Its telephone number is 312-630-1900.

    Unless the context indicates otherwise: (i) references to "TDS" or the "Company" refer to Telephone and Data Systems, Inc., and its subsidiaries; (ii) references to "USM" or "U.S. Cellular" refer to United States Cellular Corporation and its subsidiaries; (iii) references to "TDS Telecom" refer to TDS Telecommunications Corporation and its subsidiaries; (iv) references to "AERL" or "Aerial" refer to Aerial Communications, Inc. and its subsidiaries;(v) references to "APP" or "American Paging" refer to American Paging, Inc. and its subsidiaries; (vi) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas; (vii) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas; (viii) references to cellular "markets" or "systems" refer to MSAs, RSAs or both; (ix) references to "MTA" refer to Major Trading Areas, as used by the FCC in designating Personal Communications Services ("PCS") markets;
(x) references to "population equivalents" mean the population of a market, based on 1996 Donnelley Marketing Service Estimates, multiplied by the percentage interests that the Company owns or has the right to acquire in an entity licensed, designated to receive a license or expected to receive a construction permit ("licensee") by the FCC to construct or operate a cellular or a PCS system in such market.

    PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
                                   STATEMENT

    This Annual Report on Form 10-K, including exhibits, contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations are forward-looking statements. These statements contain potential risks and uncertainties and therefore, actual results may differ materially. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

    Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which TDS operates; advances in telecommunications technology; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; start-up of PCS operations; and unanticipated changes in growth in cellular customers, penetration rates, churn rates and the mix of products and services offered in the Company's markets. Readers should evaluate any statements in light of these important factors.

                         CELLULAR TELEPHONE OPERATIONS

    The Company's cellular operations are conducted through U.S. Cellular and subsidiaries. U.S. Cellular serves 1,073,000 customers through 131 majority-owned and managed cellular systems at December 31, 1996. Overall, U.S. Cellular owned 25.1 million population equivalents in 204 markets.

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

    The FCC currently grants only two licenses to provide cellular telephone service in each market. However, competition for customers includes competing communications technologies such as conventional landline and mobile telephone, Specialized Mobile Radio ("SMR") systems and radio paging. PCS has become available in certain areas of the United States, including U.S. Cellular's markets, and U.S. Cellular expects PCS competitors to initiate service in all of its markets in the next one or two years. Additionally, emerging technologies such as Enhanced Specialized Mobile Radio ("ESMR") and mobile satellite communication systems may prove to be competitive with cellular service in the future in some or all U.S. Cellular markets.

    The services available to cellular customers and the sources of revenue available to cellular system operators are similar to those provided by conventional landline telephone companies. Customers are charged a separate fee for system access, airtime, long-distance calls, and ancillary services. Cellular system operators often provide service to customers of other operators' cellular systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog cellular telephones be compatible in all market areas in the United States. The system that provides the service to these roamers will generate usage revenue. Many operators, including U.S. Cellular, charge premium rates for this roaming service.

    There are a number of recent technical developments in the cellular industry. Currently, while most of the MTSOs process information digitally, most of the radio transmission is done on an analog basis. During 1992, a new transmission technique was approved for implementation by the cellular industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the cellular industry and has been deployed in several markets, including U.S. Cellular's operations in Tulsa, Oklahoma and its Florida/Georgia market cluster. Another digital technology, Code Division Multiple Access ("CDMA"), is expected to be deployed by U.S. Cellular in a commercial trial during 1997. The Company may also deploy some CDMA digital radio channels in other markets on a trial basis in the near future. Digital radio technology offers several advantages including greater privacy, less transmission noise, greater system capacity and potentially lower incremental costs for additional customers. The conversion from analog to digital radio technology has begun on an industry-wide basis; however this process is expected to take a number of years.

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

CELLULAR OPERATIONS

    A significant portion of the aggregate market value of TDS's Common Shares is represented by the market value of TDS's interest in USM. From its inception in 1983 until 1993, U.S. Cellular has principally been in a start-up phase. Until that time, U.S. Cellular's activities had been concentrated significantly on the acquisition of interests in cellular licensees and on the construction and initial operation of cellular systems. The development of a cellular system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. U.S. Cellular experienced operating losses and net losses from its inception until 1993. During the past three years, U.S. Cellular generated operations-driven net income and has significantly increased its operating cash flows during that time. Management anticipates increasing growth in cellular units in service and revenues as U.S. Cellular continues to expand through internal growth. Marketing and system operations expenses associated with this expansion may reduce the rate of growth in operating cash flow and operating income during the period of accelerated growth. In addition, U.S. Cellular anticipates that the seasonality of revenue streams and operating expenses may cause U.S. Cellular's operating income to vary from quarter to quarter.

    While U.S. Cellular produced operating income and net income during 1994, 1995 and 1996, changes in any of several factors may reduce U.S. Cellular's growth in operating income and net income over the next few years. These factors include: (i) the growth rate in U.S. Cellular's customer base; (ii) the usage and pricing of cellular services; (iii) the churn rate; (iv) the cost of providing cellular services, including the cost of attracting new customers; (v) the introduction of competition from PCS and other emerging technologies; and
(vi) continuing technological advances which may provide competitive alternatives to cellular service.

    U.S. Cellular is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage cellular telephone systems. Its cellular interests include regional market clusters in the following areas: Iowa, Wisconsin/Illinois, Missouri, Eastern North Carolina/South Carolina, Virginia, West Virginia/Maryland/Pennsylvania, Oregon/California, Washington/Oregon/Idaho, Indiana/Kentucky/Ohio, Maine/New Hampshire/Vermont, Eastern Tennessee/Western North Carolina, Oklahoma/Missouri/Kansas, Texas/Oklahoma, Florida/Georgia and Southwestern Texas. See "U.S. Cellular's Cellular Interests." U.S. Cellular has acquired its cellular interests through the wireline application process (21%), including settlements and exchanges with other applicants, and through acquisitions (79%), including acquisitions from TDS and third parties.

CELLULAR SYSTEMS DEVELOPMENT

    ACQUISITIONS. During the last five years, U.S. Cellular has expanded its size, particularly in contiguous or adjacent markets, through acquisitions which have been aimed at strengthening U.S. Cellular's position in the cellular industry. This growth has resulted primarily from acquisitions of interests in mid-sized and rural markets and has been based on obtaining interests with rights to manage the underlying market.

    U.S. Cellular has increased its population equivalents by 31% from approximately 19.1 million at December 31, 1991, to approximately 25.1 million at December 31, 1996. Markets managed by U.S. Cellular have increased from 91 markets at December 31, 1991, to 140 markets at December 31, 1996. As of December 31, 1996, 82% of the Company's population equivalents represented interests in markets U.S. Cellular manages compared to 66% at December 31, 1991.

    Recently, the pace of acquisitions has slowed as industry-wide consolidation has reduced the number of markets available for acquisition. U.S. Cellular's population equivalents grew at a compound annual rate of over 5% over the last five years due to the increased number of exchange and divestiture transactions in the past few years.

    U.S. Cellular may continue to make opportunistic acquisitions or exchanges in markets that further strengthen its market clusters and in other attractive markets. U.S. Cellular also seeks to acquire minority interests in markets where it already owns the majority interest. There can be no assurance that U.S. Cellular, or TDS for the benefit of U.S. Cellular, will be able to negotiate additional acquisitions or exchanges on terms acceptable to it or that regulatory approvals, where required, will be received. U.S. Cellular plans to retain minority interests in certain cellular markets which it believes will earn a favorable return on investment. Other minority interests may be exchanged for interests in markets which enhance

U.S. Cellular's market clusters or may be sold for cash or other consideration. U.S. Cellular also continues to evaluate the disposition of certain managed interests which are not essential to its corporate development strategy.

    U.S. Cellular, or TDS for the benefit of U.S. Cellular, has historically negotiated acquisitions of cellular interests from third parties primarily in consideration for U.S. Cellular's or TDS's equity securities. Cellular interests acquired by TDS in these transactions have been assigned to U.S. Cellular. At that time, U.S. Cellular reimbursed TDS for the value of TDS securities issued in such transactions, generally by issuing Common Shares to TDS or by increasing the balance due TDS under U.S. Cellular's Revolving Credit Agreement in amounts equal to the value of TDS securities delivered at the time the acquisitions were completed. The fair market value of the U.S. Cellular securities issued to TDS in connection with these transactions was equal to the fair market value of the TDS securities delivered in the transactions and was determined at the time the transactions were completed.

    In the past three years, U.S. Cellular has also negotiated substantial divestitures and exchanges of cellular interests with third parties. The consideration received from these divestitures of non-strategic markets has primarily been cash, which has been used to reduce debt or for general corporate purposes. The exchanges have included the divestiture of controlling interests in non-strategic markets in exchange for controlling interests in markets which further enhance U.S. Cellular's clusters.

    COMPLETED ACQUISITIONS. During 1996, U.S. Cellular, or TDS for the benefit of U.S. Cellular, completed the acquisition of controlling interests in two markets and several additional minority interests representing approximately 400,000 population equivalents for an aggregate consideration of $56.1 million. The consideration consisted of 1.1 million TDS Common Shares, 1,000 U.S. Cellular Common Shares and $13.6 million in cash. U.S. Cellular reimbursed TDS for TDS securities issued in the acquisitions through the issuance to TDS of 1.3 million U.S. Cellular Common Shares. U.S. Cellular also acquired several minority interests representing approximately 600,000 pops from TDS for $102.8 million in cash.

    COMPLETED DIVESTITURES AND EXCHANGES. During 1996, U.S. Cellular completed the divestiture of controlling interests in eight markets plus one market partition and minority interests in two other markets representing approximately
1.2 million population equivalents for an aggregate consideration of $176.5 million in cash. Also during 1996, U.S. Cellular completed an exchange transaction which resulted in the acquisition of a controlling interest in one market, representing 116,000 population equivalents, and the divestiture of one market representing 97,000 population equivalents. U.S. Cellular also received $11.3 million in cash pursuant to this exchange.

    PENDING ACQUISITIONS, DIVESTITURES, AND EXCHANGES. At December 31, 1996, U.S. Cellular had entered into an agreement to purchase a controlling interest in one market representing approximately 213,000 population equivalents. U.S. Cellular has also entered into an agreement with TDS to acquire minority interests in two markets from TDS representing 104,000 population equivalents. These pending transactions are expected to be completed during 1997.

    In February 1997, U.S. Cellular announced that it had entered into an exchange agreement with BellSouth Corporation, pursuant to which U.S. Cellular will receive controlling interests in twelve contiguous markets adjacent to its Iowa and Wisconsin/Illinois clusters. In exchange, U.S. Cellular will trade its controlling interest in ten markets and investment interests in 13 markets and pay cash, the amount of which is dependent upon certain factors. The transaction is subject to various regulatory and other approvals.

    TDS and U.S. Cellular maintain shelf registration of their respective Common Shares and Preferred Shares under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

    The Company has had voting control of U.S. Cellular since U.S. Cellular's incorporation. TDS owned an aggregate of 69,396,227 shares of common stock of U.S. Cellular at December 31, 1996, representing over 80% of the combined total of U.S. Cellular's outstanding Common and Series A Common Shares and over 95% of their combined voting power.

CELLULAR INTERESTS AND CLUSTERS

    U.S. Cellular operates clusters of adjacent cellular systems in nearly all of its markets, enabling its customers to benefit from larger service areas than otherwise possible. Where U.S. Cellular offers wide-area coverage, its customers enjoy uninterrupted service within the designated area. Customers may also make outgoing calls and receive incoming calls within this area without special roaming arrangements. In addition to benefits to customers, clustering also has provided to U.S. Cellular certain economies in its capital and operating costs. These economies are made possible through increased sharing of facilities, personnel and other costs and have resulted in a reduction of U.S. Cellular's per customer cost of service. The extent to which U.S. Cellular benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each cluster and engineering considerations.

    U.S. Cellular may continue to make opportunistic acquisitions and exchanges which will complement its established market clusters. From time to time, U.S. Cellular may also consider exchanging or selling its interests in markets which are not essential to its long-term strategies.

    U.S. Cellular owned interests in cellular telephone systems in 204 markets at December 31, 1996, representing 25.1 million population equivalents. Including the controlling interest to be acquired from a third party and the two minority interests to be acquired from TDS, U.S. Cellular owned or had the right to acquire interests in cellular telephone systems in 207 markets at December 31, 1996, representing 25.4 million population equivalents. The following table summarizes the growth in U.S. Cellular's population equivalents in recent years and the development status of these population equivalents.

                                                                                             DECEMBER 31,
                                                                         -----------------------------------------------------
                                                                           1996       1995       1994       1993       1992
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                               (THOUSANDS OF POPULATION EQUIVALENTS)(1)
Operational Markets:
  Majority-Owned and Managed...........................................     20,276     19,958     18,556     18,807     14,749
  Minority-Owned and Managed (2).......................................        401        513      1,206      1,179      2,069
  Markets to be Managed, Net of Markets to be Divested (3)
  To Be Majority-Owned.................................................        213        272      2,212      1,026      1,859
  To Be Minority-Owned (2).............................................         --         --         --          8          5
                                                                         ---------  ---------  ---------  ---------  ---------
  Total Markets Managed and to be Managed..............................     20,890     20,743     21,974     21,020     18,682
Minority Interest in Markets Managed by Others.........................      4,501      3,990      3,745      3,547      3,642
                                                                         ---------  ---------  ---------  ---------  ---------
  Total................................................................     25,391     24,733     25,719     24,567     22,324
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------  ---------

---------
(1) Based on 1996 Donnelley Marketing Services estimates for all years.

(2) Includes markets where U.S. Cellular has the right to acquire an interest but does not currently own an interest.

(3) Includes markets which are operational but which are currently managed by third parties.

    The following section details U.S. Cellular's cellular interests, including those it owned or had the right to acquire as of December 31, 1996. The table presented therein lists clusters of markets that U.S. Cellular manages or anticipates managing. U.S. Cellular's market clusters show the areas in which U.S. Cellular is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of cellular service to areas of economic interest and along corridors of economic activity. The number of population equivalents represented by U.S. Cellular's cellular interests may have no direct relationship to the number of potential cellular customers or the revenues that may be realized from the operation of the related cellular systems.

                       U.S. CELLULAR'S CELLULAR INTERESTS

    The table below sets forth certain information with respect to the interests in cellular markets which U.S. Cellular and TDS owned or had the right to acquire pursuant to definitive agreements as of December 31, 1996.

                                                                                                                    TOTAL CURRENT
                                                                                                                   AND ACQUIRABLE
                                                                                                                     POPULATION
                                   CLUSTER/MAJOR SERVICE AREA                                     1996 POPULATION    EQUIVALENTS
------------------------------------------------------------------------------------------------  ---------------  ---------------
MIDWEST REGIONAL MARKET CLUSTER:
  Iowa..........................................................................................        2,732,000        2,512,000
  Wisconsin/Illinois............................................................................        2,032,000        1,930,000
  Missouri......................................................................................          686,000          686,000
                                                                                                  ---------------  ---------------
    Total Midwest Regional Market Cluster.......................................................        5,450,000        5,128,000
                                                                                                  ---------------  ---------------
MID-ATLANTIC REGIONAL MARKET CLUSTER:
  Eastern North Carolina/South Carolina.........................................................        2,349,000        2,319,000
  Virginia......................................................................................          949,000          941,000
  West Virginia/Maryland/Pennsylvania...........................................................        1,138,000        1,138,000
                                                                                                  ---------------  ---------------
    Total Mid-Atlantic Regional Market Cluster..................................................        4,436,000        4,398,000
                                                                                                  ---------------  ---------------
NORTHWEST REGIONAL MARKET CLUSTER:
  Oregon/California.............................................................................        1,029,000          957,000
  Washington/Oregon/Idaho.......................................................................        1,471,000        1,247,000
                                                                                                  ---------------  ---------------
    Total Northwest Regional Market Cluster.....................................................        2,500,000        2,204,000
                                                                                                  ---------------  ---------------
INDIANA/KENTUCKY/OHIO MARKET CLUSTER:...........................................................        2,352,000        1,972,000
                                                                                                  ---------------  ---------------
MAINE/NEW HAMPSHIRE/VERMONT MARKET CLUSTER:.....................................................        1,689,000        1,631,000
                                                                                                  ---------------  ---------------
EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET CLUSTER:........................................        1,769,000        1,458,000
                                                                                                  ---------------  ---------------
TEXAS/OKLAHOMA/MISSOURI/KANSAS REGIONAL MARKET CLUSTER:
  Oklahoma/Missouri/Kansas......................................................................        1,412,000          874,000
  Texas/Oklahoma................................................................................          694,000          498,000
                                                                                                  ---------------  ---------------
    Total Texas/Oklahoma/Missouri/Kansas Regional Market Cluster:...............................        2,106,000        1,372,000
                                                                                                  ---------------  ---------------
FLORIDA/GEORGIA MARKET CLUSTER..................................................................        1,520,000        1,373,000
SOUTHWESTERN TEXAS MARKET CLUSTER:..............................................................        1,224,000        1,213,000
                                                                                                  ---------------  ---------------
Other Operations:...............................................................................          141,000          141,000
                                                                                                  ---------------  ---------------
Total Managed Markets...........................................................................       23,187,000       20,890,000
Markets Managed by Others.......................................................................                         4,501,000
                                                                                                                   ---------------
Total Population Equivalents....................................................................                        25,391,000
                                                                                                                   ---------------
                                                                                                                   ---------------

    Upon completion of the exchange transaction with BellSouth, U.S. Cellular will acquire and divest interests in certain markets. The effect on population and population equivalents is summarized below.

                                                                                                                 TOTAL POPULATION
                                                                                                                  EQUIVALENTS TO
                                                                                                                   BE ACQUIRED
                                                                                                1996 POPULATION     (DIVESTED)
                                                                                                ---------------  ----------------
Markets to be acquired from BellSouth.........................................................        4,050,000        3,952,000
Markets to be traded to BellSouth:
  Markets Managed by U.S. Cellular (1)........................................................        1,960,000       (1,916,000)
  Markets Managed by Others (2)...............................................................                        (1,405,000)
                                                                                                                 ----------------
    Total Markets to be traded to BellSouth...................................................                        (3,321,000)
Markets to be Divested (3)
  Markets Managed by U.S. Cellular............................................................          236,000         (174,000)
  Markets Managed by Others...................................................................                          (110,000)
                                                                                                                 ----------------
    Total Markets to be Divested..............................................................                          (284,000)
                                                                                                                 ----------------
      Net Population Equivalents to be Acquired Related to BellSouth Transaction..............                           347,000
                                                                                                                 ----------------
                                                                                                                 ----------------
Summary of U.S. Cellular's Cellular Interests After the Completion of the Transaction with
 BellSouth:
  Total Managed Markets.......................................................................       25,041,000       22,752,000
  Total Population Equivalents of Markets Managed by Others...................................                         2,986,000
                                                                                                                 ----------------
                                                                                                                      25,738,000
                                                                                                                 ----------------
                                                                                                                 ----------------

---------
(1) Pursuant to the agreement with BellSouth, U.S. Cellular has agreed to transfer to BellSouth a 100% interest in these markets. If U.S. Cellular owns less than 100% of these markets at the time of completion of the transaction, U.S. Cellular will pay cash to BellSouth in lieu of any interests U.S. Cellular does not own at the time.

(2) In addition to these interests, U.S. Cellular will deliver to BellSouth interests in two markets which are currently owned by TDS.

(3) As a result of the transaction with BellSouth, U.S. Cellular expects to divest its interest in these markets.

    SYSTEM DESIGN AND CONSTRUCTION. U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to mobile, transportable and portable cellular telephones, generally based on market and engineering studies which relate to specific markets. Engineering studies are performed by U.S. Cellular personnel or independent engineering firms. U.S. Cellular's switching equipment is digital, which reduces noise and crosstalk and is capable of interconnecting in a manner which reduces costs of operation. While digital microwave interconnections are typically made between the MTSO and cell sites, primarily analog radio transmission is used between cell sites and the cellular telephones themselves.

    In accordance with its strategy of building and strengthening market clusters, U.S. Cellular has selected high capacity digital cellular switching systems that are capable of serving multiple markets through a single MTSO. U.S. Cellular's cellular systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and the cell site. U.S. Cellular has implemented such microwave interconnection in most of the cellular systems it manages. In other systems in which U.S. Cellular owns or has a right to acquire a majority interest and where it is believed to be cost-efficient, such microwave technology will also be implemented. Otherwise, such systems will rely upon landline telephone connections or microwave links owned by others to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company, while generally improving system reliability. In addition, microwave facilities can be used to connect separate cellular systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate both systems.

    U.S. Cellular has continued to expand its internal network in 1996 to encompass all of its managed markets. This network provides automatic call delivery for U.S. Cellular's customers and handoff between adjacent markets. The network has also been extended through links with certain systems operated by several other carriers, including GTE, US West, Ameritech, BellSouth, Centennial Cellular Corp., Southwestern Bell, AT&T Wireless Communications, Vanguard Cellular Systems and others. Additionally, U.S. Cellular has implemented four Signal Transfer Points which have allowed it to interconnect efficiently with network providers such as Illuminet and the North American Cellular Network.

    During 1997, U.S. Cellular intends to extend the network for its customers through interconnection with additional system operators for call delivery and hand-off. This expanded network will increase the area in which customers can automatically receive incoming calls, and should also reduce the incidence of "tumbling" electronic serial number fraud due to the pre-call validation feature of networked systems. In addition, the extension of these networks will allow for the termination of wireless-to-wireless traffic without the inherent costs that are otherwise incurred if this traffic is routed through the landline network.

    U.S. Cellular believes that currently available technologies will allow sufficient capacity on U.S. Cellular's networks to meet anticipated demand over the next few years.

COSTS OF SYSTEM CONSTRUCTION AND FINANCING

    Construction of cellular systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, MTSOs, cell site equipment, microwave equipment, engineering and installation. U.S. Cellular, consistent with FCC control requirements, uses primarily its own personnel to engineer and oversee construction of each cellular system it owns and operates. In so doing, U.S. Cellular expects to improve the overall quality of its systems and to reduce the expense and time required to make them operational.

    The costs (exclusive of license costs) of the systems in which U.S. Cellular owns an interest have historically been financed through capital contributions or intercompany loans from U.S. Cellular to the entities owning the systems, and through certain vendor financing.

MARKETING

    U.S. Cellular's marketing plan is centered around rapid penetration of its market clusters, increasing customer awareness of cellular service and reducing churn through both the building of brand awareness and the implementation of marketing programs. The marketing plan stresses the value of U.S. Cellular's service offerings and incorporates combinations of rate plans and cellular telephone equipment which are designed to meet the needs of a variety of customer segments and their usage patterns. U.S. Cellular's distribution channels include direct sales personnel, agents and retail service centers in the vast majority of its markets. In late 1996, U.S. Cellular implemented its new site on the WorldWideWeb to support its marketing efforts and to be a future distribution channel. These U.S. Cellular-owned and managed locations are designed to market cellular service to the consumer segment in a familiar setting.

    U.S. Cellular manages each cluster of markets from an administrative office with a local staff, which typically includes sales, customer service, engineering and in some cases installation personnel. Direct sales consultants market cellular service to business customers throughout each cluster. Retail associates work out of the retail locations and market cellular service primarily to the consumer and small business segment. U.S. Cellular maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-user packages. These packages provide for customers to obtain a minimum amount of usage at discounted rates per minute, at fixed prices which are charged even if usage falls below a defined monthly minimum amount.

    U.S. Cellular continues to expand its relationships with agents, dealers and non-U.S. Cellular retailers to obtain customers. Agents and dealers are independent business people who obtain customers for U.S. Cellular on a commission basis. U.S. Cellular's agents are generally in the business of selling cellular telephones, cellular service packages and other related products. U.S. Cellular's dealers include car stereo companies and other companies whose customers are also potential cellular customers. The non-U.S. Cellular retailers include car dealers, major appliance dealers, office supply dealers and mass merchants.

    U.S. Cellular opened its first retail locations in late 1993, expanding to 220 stand-alone retail stores by the end of 1996. These U.S. Cellular-owned and operated businesses utilize rental facilities in high-traffic areas. U.S. Cellular has implemented a uniform appearance of these stores, with all having similar displays and layouts. The retail centers' hours of business match those of the retail trade in the local marketplace, often staying open on weekends and later in the evening than a typical business supplier. To fully serve customer needs, these stores sell accessories to complement the phones and services U.S. Cellular has traditionally provided. During 1996, U.S. Cellular further expanded its retail presence by opening smaller retail kiosks within larger merchandiser and grocery stores. At December 31, 1996, U.S. Cellular had opened over 150 "stores within a store" in Wal-Mart and Kroger locations.

    In addition to its own retail centers, U.S. Cellular actively pursues national retail accounts, as agents for U.S. Cellular, which yield new customer additions in multiple markets. Agreements have been entered into with such national distributors as Chrysler Corporation, Ford Motor Company, General Motors, MCI, Radio Shack, Best Buy and Sears, Roebuck & Co. in certain of U.S. Cellular's markets. Upon the sale of a cellular telephone by one of these national distributors, U.S. Cellular receives, often exclusively within the territories served, the resulting cellular customer.

    U.S. Cellular uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing its cellular service and to establish familiarity with U.S.
Cellular's name. Advertising is directed at gaining customers, improving customers' awareness of the United States Cellular brand, increasing existing customers usage and increasing the public awareness and understanding of the cellular services offered by U.S. Cellular. U.S. Cellular attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. U.S. Cellular utilizes local advertising media and public relations activities and establishes programs to enhance public awareness of U.S. Cellular, such as providing telephones and service for public events and emergency uses.

CUSTOMERS AND SYSTEM USAGE

    Cellular customers come from a wide range of occupations. They typically include a large proportion of individuals who work outside of their offices, such as people in the construction, real estate, wholesale and retail distribution businesses, and professionals. Increasingly, U.S. Cellular is providing cellular service to consumers and to customers who use their cellular telephones for security purposes. Although many of U.S. Cellular's customers still use in-vehicle cellular telephones, most new customers are selecting portable cellular telephones. These units have become more compact and fully featured as well as more attractively priced, and they appeal to newer segments of the customer population.

    U.S. Cellular's cellular systems are used most extensively during normal business hours between 7:00 am and 6:00 pm. On average, the local retail customers in U.S. Cellular's consolidated systems used their cellular systems approximately 107 minutes per unit each month and generated retail revenue of approximately $43 per month during 1996, compared to 95 minutes and $44 per month in 1995. Revenue generated by roamers, together with local retail, toll and other revenues, brought U.S. Cellular's total average monthly service revenue per customer unit in consolidated markets to $66 during 1996. Average monthly service revenue per customer unit decreased approximately 8% during 1996. This decrease is related to the industry-wide trend of newer customers tending to use fewer minutes during peak business hours, which has reduced the average local retail revenue per minute, and to declining contribution of inbound roaming revenue per customer. U.S. Cellular believes that its customer base is growing faster than that of the cellular industry as a whole, which has a dilutive effect on inbound roaming revenue per customer. U.S. Cellular anticipates that average monthly service revenue per customer unit will continue to decline as its distribution channels provide additional customers who generate lower revenue per local minute of use and as roaming revenues grow more slowly. However, this effect is more than offset by U.S. Cellular's increasing number of customers; therefore, U.S. Cellular expects total revenues to continue to grow for the next several years.

    In addition to revenue from local retail customers, U.S. Cellular generates revenue from roaming customers and other services. U.S. Cellular's roaming service allows a customer to place or receive a call in a cellular service area away from the customer's home market area. U.S. Cellular has entered into "roaming agreements" with operators of other cellular systems covering virtually all systems in the United States and Canada. These agreements offer customers the opportunity to roam in these systems. These reciprocal agreements automatically pre-register the customers of U.S. Cellular's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e. traveling) in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls on U.S. Cellular's system. The charge for this service is typically at premium rates and is billed by U.S. Cellular to the customer's home system, which then bills the customer. U.S. Cellular has entered into agreements with other cellular carriers to transfer roaming usage at agreed-upon rates. In some instances, based on competitive factors, U.S. Cellular may charge a lower amount to its customers than the amount actually charged to U.S. Cellular by another cellular carrier for roaming.

    The following table summarizes certain information about customers and market penetration in U.S. Cellular's managed operations.

                                                                         YEAR ENDED OR AT DECEMBER 31,
                                                         --------------------------------------------------------------
                                                              1996            1995            1994            1993
                                                         --------------  --------------  --------------  --------------
                                                                             (DOLLARS IN THOUSANDS)
Majority-owned and managed markets:
  Cellular markets in operation (1)....................            131             137             130             116
  Total population of markets in service (000s)........         21,712          22,309          21,314          19,383
  Customer Units:
    at beginning of period (2).........................        710,000         421,000         261,000         150,800
    additions during period (2)........................        561,000         426,000         250,000         165,300
    disconnects during period (2)......................        198,000         137,000          90,000          55,100
    at end of period (2)...............................      1,073,000         710,000         421,000         261,000
  Market penetration at end of period (3)..............           4.94%           3.18%           1.98%           1.35%
Consolidated revenues..................................  $     707,820   $     492,395   $     332,404   $     214,310
Depreciation expense...................................         74,631          57,302          39,520          25,665
Amortization expense...................................         34,208          32,156          25,934          19,362
Operating income (loss)................................         87,366          42,755          17,385          (8,656)
Construction expenditures..............................        248,123         210,878         167,164          92,915
Identifiable assets....................................  $   2,116,592   $   1,890,621   $   1,584,142   $   1,275,569


                                                             1992
                                                         ------------

Majority-owned and managed markets:
  Cellular markets in operation (1)....................           92
  Total population of markets in service (000s)........       15,014
  Customer Units:
    at beginning of period (2).........................       97,000
    additions during period (2)........................       88,600
    disconnects during period (2)......................       34,800
    at end of period (2)...............................      150,800
  Market penetration at end of period (3)..............         1.00%
Consolidated revenues..................................  $   139,929
Depreciation expense...................................       16,606
Amortization expense...................................       13,033
Operating income (loss)................................      (12,705)
Construction expenditures..............................       56,033
Identifiable assets....................................  $   858,795

------------
(1) Represents the number of markets in which U.S. Cellular owned at least a 50% interest and which it managed, including its reseller operation in 1992. The revenues and expenses of these cellular markets are included in U.S. Cellular's consolidated revenues and expenses.

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

    The following table summarizes, by operating cluster, the total population, U.S. Cellular's customer units and penetration for U.S. Cellular's consolidated markets as of December 31, 1996.

                       OPERATING CLUSTERS                          POPULATION  CUSTOMERS    PENETRATION
-----------------------------------------------------------------  ----------  ----------   ------------
Iowa.............................................................   2,462,000     145,000        5.89%
Wisconsin/Illinois...............................................   2,032,000      71,000        3.49
Missouri.........................................................     686,000      32,000        4.66
Eastern North Carolina/South Carolina............................   2,349,000      98,000        4.17
Virginia.........................................................     949,000      42,000        4.43
West Virginia/Maryland/Pennsylvania..............................   1,138,000      46,000        4.04
Oregon/California................................................   1,029,000      47,000        4.57
Washington/Oregon/Idaho..........................................   1,370,000      74,000        5.40
Indiana/Kentucky/Ohio............................................   1,801,000      88,000        4.89
Maine/New Hampshire/Vermont......................................   1,476,000      73,000        4.95
Eastern Tennessee/Western North Carolina.........................   1,429,000      90,000        6.30
Oklahoma/Missouri/Kansas.........................................   1,412,000      93,000        6.59
Texas/Oklahoma...................................................     694,000      32,000        4.61
Florida/Georgia..................................................   1,520,000      82,000        5.39
Southwestern Texas...............................................   1,224,000      47,000        3.84
Other Operations.................................................     141,000      13,000        9.22
                                                                   ----------  ----------         ---
                                                                   21,712,000   1,073,000        4.94%
                                                                   ----------  ----------         ---
                                                                   ----------  ----------         ---

PRODUCTS AND SERVICES

    CELLULAR TELEPHONES AND INSTALLATION There are a number of different types of cellular telephones, all of which are currently compatible with cellular systems nationwide. U.S. Cellular offers a full range of vehicle-mounted, transportable and hand-held portable cellular telephones. Features offered in some of the cellular telephones include hands-free calling, repeat dialing, horn alert and others.

    U.S. Cellular negotiates volume discounts from its cellular telephone suppliers. U.S. Cellular discounts cellular telephones to meet competition or to stimulate sales by reducing the cost of becoming a cellular customer. In these instances, where permitted by law, customers are generally required to sign a service contract with U.S. Cellular. U.S. Cellular also cooperates with cellular equipment manufacturers in local advertising and promotion of cellular equipment.

    U.S. Cellular has established service and/or installation facilities in many of its local markets to ensure quality installation and service of the cellular telephones it sells. These facilities allow U.S. Cellular to improve its service by promptly assisting customers who experience equipment problems. Additionally, U.S. Cellular maintains a repair facility in Tulsa, Oklahoma, which handles more complex service and repair issues.

    CELLULAR SERVICES U.S. Cellular's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns. In 1996, the Company developed and introduced its new consumer line of products under the CarryPhone brand. These products include a) Express, a pre-packaged phone plus price plan aimed at the convenience buyer; b) TalkTracker, a cellular phone with usage prepaid; and c) Home and Away, a combination cordless and cellular phone in a single package. U.S. Cellular's customer bills typically show separate charges for custom-calling features, airtime in excess of the packaged amount, and toll calls. Custom-calling features provided  by  U.S.  Cellular  include  wide-area  call  delivery,  call forwarding,  call  waiting,  three-way  calling  and  no-answer  transfer.  U.S.
Cellular also offers a voice message service in many of its markets. This service, which functions like a sophisticated answering machine, allows customers to receive messages from callers when they are not available to take calls.

REGULATION

    REGULATORY ENVIRONMENT. The operations of U.S. Cellular are subject to FCC and state regulation. The cellular telephone licenses held by U.S. Cellular are granted by the FCC for the use of radio frequencies and are an important component of the overall value of the assets of the Company. The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 (the "Communications Act"). In 1996, Congress enacted the Telecommunications Act of 1996 (the "1996 Act"), which amended the Communications Act. The 1996 Act mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops and makes regulation unnecessary. The FCC has promulgated regulations governing construction and operation of cellular systems, licensing (including renewal of licenses) and technical standards for the provision of cellular telephone service under the Communications Act, and is implementing the legislative objectives of the 1996 Act, as discussed below.

    LICENSING. For cellular telephone licensing purposes, the FCC has divided the United States into separate geographic markets (MSAs and RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the application process, the FCC reserved one block of frequencies for non-wireline applicants and another block for wireline applicants. Subject to FCC approval, a cellular system may be sold to either a wireline or non-wireline entity, but no entity which controls a cellular system may own an interest in another cellular system in the same MSA or RSA.

    The completion of acquisitions involving the transfer of control of a cellular system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.

    The FCC must be notified each time an additional cell is constructed which enlarges the service area of a given market. The FCC's rules also generally require persons or entities holding cellular construction permits or licenses to coordinate their proposed frequency usage with neighboring cellular licensees in order to avoid electrical interference between adjacent systems. The height and power of base stations in the cellular system are regulated by FCC rules, as are the types of signals emitted by these stations. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration ("FAA") regulations with respect to the siting and construction of cellular transmitter towers and antennas.

    Beginning in 1996, the FCC has also imposed a requirement that all licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. U.S. Cellular is currently engaged in this registration process. All new towers must be registered at the time of construction and existing towers are being registered on a staggered state-by-state basis, to be concluded in May 1998. The FCC is currently considering whether to take action to pre-empt moratoria imposed by certain localities on the construction of wireless towers. U.S. Cellular has supported such FCC action.

    Initial cellular telephone licenses were granted for ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and
(iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If a renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. U.S. Cellular's Tulsa and Knoxville licenses were renewed in 1995, and U.S. Cellular's Des Moines, Iowa; Peoria, Illinois; and Roanoke, Virginia licenses were renewed in 1996. U.S. Cellular's next renewal applications for several markets are due to be filed in 1997.

    U.S. Cellular conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for a renewal expectancy in its upcoming renewal filings. Accordingly, U.S. Cellular believes that current regulations will have no significant effect on its operations and financial condition. However, changes in the regulation of cellular operators or their activities and of other mobile service providers could have a material adverse effect on U.S. Cellular's operations.

    The FCC has also provided that five years after the initial licenses are granted, unserved areas within markets previously granted to licensees may be applied for by both wireline and non-wireline entities and by third parties. Accordingly, many unserved area applications have been filed by U.S. Cellular and others. U.S. Cellular's strategy with respect to system construction in its markets has been and will be to build cells covering areas within such markets that U.S. Cellular considers economically feasible to serve or might conceivably wish to serve and to do so within the five-year period following issuance of the license. In cases where applications for unserved areas are filed which are mutually exclusive and would result in overlapping service areas, the FCC decides between the competing applicants by an auction process.

    Pursuant to 1993 amendments to the Communications Act, cellular service is classified as a Commercial Mobile Radio Service ("CMRS"), in that it is service offered to the public, for a fee, which is interconnected to the public switched telephone network. The FCC has determined that it will forebear from requiring CMRS carriers to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

    RECENT EVENTS. There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the cellular industry. In one proceeding, the FCC has imposed new "enhanced 911" regulations on cellular carriers. Enhanced 911 capabilities would enable cellular systems to determine the precise location of the person making the emergency call. The new rules will require cellular carriers to work with local public safety officials to process 911 calls, including those made from mobile telephones not registered with the cellular system, and will require cellular systems to improve their ability to locate wireless 911 callers over a five-year period.

    The FCC has adopted a limited expansion of the obligation of cellular carriers to serve the subscribers of broadband PCS providers, among others, even though the subscribers involved have no pre-existing service relationship with that carrier. Under these new policies, broadband PCS providers may offer their subscribers handsets which are capable of operating over broadband PCS and cellular networks so that when their subscribers are out of range of broadband PCS networks, they will be able to obtain non-automatic access to cellular networks. The FCC expects that implementation of these roaming capabilities will promote competition between broadband PCS and cellular service providers.

    The FCC has adopted requirements which will make it possible for subscribers to retain, at the same location, their existing telephone numbers when they switch from one service provider to another. This numbering portability will include switching between Local Exchange Carriers ("LECs") and other wireline providers, between wireless service providers and between LEC/wireline and wireless providers. LECs have implementation deadlines by the end of 1998. Broadband PCS, cellular and certain other wireless providers have phased implementation deadlines in 1998 and 1999.

    In another proceeding, the FCC in 1996 adopted rules regarding the method by which cellular carriers and LECs shall compensate each other for interconnecting cellular and local exchange facilities. The FCC rules provided for symmetrical and reciprocal compensation between LECs and cellular carriers, and also prescribed interim interconnection proxy rates, which are much lower than the rates formerly paid by cellular carriers to LECs. Symmetrical and reciprocal compensation means they must pay each other at the same rate. The U.S. Court of Appeals for the Eighth Circuit has stayed the effect of the rules prescribing interim rates because it has held that the 1996 Act requires that rate issues are to be decided by the states. However, the FCC's rules requiring reciprocal and symmetrical compensation remain in effect. If the U.S. Court of Appeals sustains its earlier ruling, interconnection rate issues will be decided by the states. Whether the issue is decided by the states or the federal government, cellular carriers in the future can be expected to pay lower rates to LECs than they previously paid. This result is expected to be favorable to the wireless industry and somewhat unfavorable to LECs.

    The FCC is also proceeding to implement the 1996 Act. The 1996 Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a Federal-
state Joint Board. Much of this implementation is proceeding in numerous, concurrent proceedings with aggressive deadlines. The Company cannot predict the full extent, nature and interrelationships among state and federal implementation and other responses to the 1996 Act.

    The primary purpose and effect of the new law is to open all tele-communications markets to competition. The 1996 Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the 1996 Act's universal service provision and necessary for universal services, public safety and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices in rural telephone company service areas.

    The 1996 Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates. The FCC is now considering how to implement the mandate of the 1996 Act to create a new universal service support mechanism "to ensure that all Americans have access to telecommunications services." The 1996 Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution," to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of landline telephone service in high cost areas is subsidized by access charges and other payments by interexchange carriers to LECs. It is expected that the obligation to make some kind of payments to support universal service will be expanded to include other telecommunications service providers, including cellular carriers. It is not known how those payments may be calculated or what revenue base may be used. However, it is also possible that cellular carriers may become eligible to receive universal service support payments in certain circumstances under the new system.

    The FCC has also allocated a total of 140 megahertz ("MHz") to broadband PCS, 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of the 51 Major Trading Areas ("MTAs") and one 30 MHz block and three 10 MHz blocks in each of 493 Basic Trading Areas ("BTAs"). Cellular operators and those entities under common ownership with them are permitted to participate in the ownership of PCS licenses, except for those PCS licenses reserved for small businesses, and licenses for PCS service areas in which the cellular operator owns a 20% or greater interest in a cellular licensee, the service area of which covers 10% or more of the population of the PCS service area. In the latter case, the cellular license is limited to two 10 MHz PCS channel blocks.

    The FCC licensed the first two 30 MHz MTA frequency blocks in 1995 and the 30 MHz block which is reserved for small business entities in 1996, and has announced the winning bidders in the D, E and F Block auctions in 1997. TDS's subsidiary, Aerial Communications, Inc. ("Aerial"), was licensed in eight MTAs for 30 MHz blocks but has sold its licenses for the Guam and Alaska MTAs. It is now constructing PCS systems in the other six MTAs. See "Broadband PCS Operations."

    In compliance with FCC restrictions on common ownership of cellular and broadband PCS interests in overlapping market areas, U.S. Cellular entered into a series of arrangements for the divestiture or restructuring of certain of its cellular interests in market areas where Aerial was awarded broadband PCS licenses. A number of these proposed arrangements required FCC approval of assignment or transfer of control applications before they could be consummated. All of these applications have been approved by the FCC and have been consummated. U.S. Cellular believes that it has taken reasonable steps to comply with the FCC's cross-interest policies.

    PCS technology is currently under development and is similar in some respects to cellular technology. Where it has become commercially available, this technology is capable of offering increased capacity for wireless two-way and one-way voice, data and multimedia communications services and will result in increased competition with U.S. Cellular's operations. The ability of these future PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-makings. These and other future technological and regulatory developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by U.S. Cellular. There can be no assurance that U.S. Cellular will not be adversely affected by such technological and regulatory developments.

    Media reports have suggested that certain radio frequency ("RF") emissions from portable cellular telephones might be linked to cancer. U.S. Cellular has reviewed relevant scientific information and, based on such information, is not aware of any credible evidence linking the usage of portable cellular telephones with cancer. In 1996 the FCC announced rules, now scheduled to go into effect in September 1997, dealing, INTER ALIA, with RF emissions from cellular towers of less than 10 meters in height and cellular telephones. It is anticipated that U.S. Cellular will be able to comply with RF tower emission standards and U.S. Cellular believes that the cellular telephones it currently sells comply with the standards.

    STATE AND LOCAL REGULATION. U.S. Cellular is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. In 1993, Congress preempted states from regulating the entry of cellular systems into service and the rates charged by cellular systems to customers. The siting and construction of the cellular facilities, including transmitter towers, antennas and equipment shelters are still subject to state or local zoning and land use regulations. In addition, states may still regulate other terms and conditions of cellular service.

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

    U.S. Cellular and its subsidiaries have been and intend to remain active participants in proceedings before the FCC and, through its membership in state associations of wireless providers, before state regulatory authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have a significant impact on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers. U.S. Cellular is unable to predict the scope, pace or financial impact of policy changes which could be adopted in these proceedings.

COMPETITION

    U.S. Cellular's principal competitor for cellular telephone service in each market is the licensee of the second cellular system in that market. Since each competitor operates its cellular system on a 25 MHz frequency block licensed by the FCC using comparable technology and facilities, competition for customers between the two systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service. The competing entities in many of the markets in which U.S. Cellular has an interest have financial resources which are substantially greater than those of U.S. Cellular and its partners in such markets.

    The FCC's rules require all operational cellular systems to provide, on a nondiscriminatory basis, cellular service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

    In addition to competition from the other cellular licensee in each market, there is also competition from, among other technologies, conventional mobile telephone and SMR systems, both of which are able to connect with the landline telephone network. U.S. Cellular believes that conventional mobile telephone systems and conventional SMR systems are competitively disadvantaged because of technological limitations on the capacity of such systems. The FCC has previously given approval, through waivers of its rules, to ESMR, an enhanced SMR system. ESMR systems may have cells and frequency reuse like cellular thereby potentially eliminating any current technological limitation. The first

ESMR systems were implemented in 1993 in Los Angeles and are being implemented in many other cities across the United States. ESMR providers have initiated service in several areas where U.S. Cellular operates cellular systems. Although less directly a substitute for cellular service, wireless data services and one-way paging service (and in the future, two-way paging services) may be adequate for those who do not need full two-way voice service.

    PCS providers have initiated service in several markets across the United States, including markets where U.S. Cellular has operations. PCS providers offer digital, wireless communications services to their customers. Similar technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition. U.S. Cellular expects PCS operators to continue deployments of PCS across all of the U.S. Cellular markets over the next one or two years. U.S. Cellular anticipates that PCS competitors will build out the larger metropolitan areas before the mid-sized metropolitan and rural areas where U.S. Cellular operates. As a result, the effects of PCS competition may not reach U.S. Cellular's markets as quickly as they may in other cellular operators' markets.

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

                              TELEPHONE OPERATIONS

    The Company's telephone operations are conducted through TDS Telecom and 105 telephone subsidiaries. These telephone companies, ranging in size from less than 500 to more than 40,000 access lines, serve 484,500 access lines in 28 states.

    TDS Telecom provides modern, high-quality local and long-distance telephone service. Local service is provided by TDS Telecom's operating telephone subsidiaries. Long-distance or toll service is provided through connections with long-distance carriers, primarily AT&T and the Bell Operating Companies ("BOCs").

    Future growth in telephone operations is expected to be derived from the acquisition of additional telephone companies, from providing service to new or presently unserved establishments, from business expansion in the areas served by TDS Telecom, from upgrading existing customers to higher grades of service, from increased usage of the network through both local and long-distance calling and from providing additional services made possible by advances in technology.

    The following table summarizes certain information regarding TDS Telecom's telephone operations.

                                                                          YEAR ENDED OR AT DECEMBER 31,
                                                    --------------------------------------------------------------------------
                                                         1996             1995            1994          1993          1992
                                                    ---------------  ---------------  ------------  ------------  ------------
                                                                              (DOLLARS IN THOUSANDS)
Telephone Operations
Access lines*.....................................          484,500          425,900       392,500       356,200       321,700
  % Residential...................................             79.9             80.6          81.3          82.0          83.1
  % Business (nonresidential).....................             20.1             19.4          18.7          18.0          16.9
Total revenues....................................  $       402,629  $       354,841  $    306,341  $    268,122  $    238,095
  % Local service.................................             27.4             26.8          26.8          26.9          27.4
  % Network access and long-distance..............             58.5             61.6          60.0          59.3          57.9
Depreciation and amortization expense.............  $        88,967  $        77,354  $     68,878  $     59,562  $     51,946
Operating income..................................          103,358           98,240        91,606        79,110        72,217
Construction expenditures.........................          144,440          104,372       115,483        80,818        65,652
Total identifiable assets.........................  $     1,181,084  $     1,058,241  $    984,563  $    829,489  $    723,855

---------
* An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office.

TELEPHONE ACQUISITIONS

    TDS continually reviews attractive opportunities to acquire operating telephone companies. Since January 1, 1992, TDS has acquired 22 telephone companies serving a total of 90,400 access lines for an aggregate consideration totaling $297.1 million. The consideration consisted of $59.5 million in cash and notes, 155,000 Preferred Shares and 5.2 million Common Shares of the Company. TDS also sold one telephone company serving 1,100 access lines in 1995.

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

CONSTRUCTION AND DEVELOPMENT PROGRAM

    In 1996, and continuing in 1997, TDS Telecom has expanded and upgraded its service providing network in accordance with its first-to-market service provisioning strategy. Utilizing state-of-the-art technologies such as Signaling System 7 ("SS7"), Advance Calling Services ("ACS"), and fiber-fed Digital Serving Areas ("DSA") to condition the network for the Integrated Services Digital Network ("ISDN"), TDS Telecom will bring cutting edge telecommunications services to its predominantly rural markets. TDS Telecom intends to utilize this world-class network as a competitive advantage to protect and grow its customer base in the increasingly competitive telecommunications industry. TDS Telecom made significant progress in 1996 in network modernization through the deployment of 425 miles of fiber optic cable and 207 DSAs. TDS Telecom further embraced its strategic alliance with Lucent Technologies and Siemens Stromberg Carlson by continuing its program of upgrading switching platforms. In 1996, 35 new switching systems, including eight hosts, were installed representing an additional 50,900 lines and making available an additional 50,900 lines of ISDN, SS7 and ACS. TDS Telecom plans to install 530 additional miles of fiber optic cable and 214 additional DSAs in 1997. TDS Telecom's 1997 switching platform upgrade plans include 45 additional switching systems including eight additional hosts representing 43,900 lines, to bring the cumulative total Lucent and Siemens installed lines to 276,000. As a result, TDS Telecom will make available to its customers 45,300 additional lines of ISDN, SS7 and ACS. By the end of 1997, TDS Telecom projects having 289,338 ISDN, 344,686 SS7, and 320,183 ACS cumulative equipped lines representing 57%, 68% and 63%, respectively, of all equipped lines.

    In 1996, TDS Telecom continued its efforts to reduce costs while improving its customer responsiveness by further deployment of its Transmission Control Protocol/Internet Protocol ("TCP/IP") data network to an additional 55 operating locations. The TCP/IP network is utilized by TDS Telecom's centralized network management center ("NEMAC") to monitor the switching network for errors and provide corrective action even before the customer realizes that a fault has occurred. The TCP/IP data network also provides transport for TDS Telecom's support and service centers, allowing for increased coverage of customer inquiries and their related customer care systems. Rollout of the data network to additional operating locations is planned for 1997.

    TDS Telecom supplemented its revenue in 1996 with the deployment of additional Internet nodes through its wholly owned Internet subsidiary, TDSNET. TDSNET deployed 61 additional operating nodes in 1996 and expects to deploy at least 30 more nodes in 1997. In 1996, voicemail deployment continued to 16 more serving areas. TDS Telecom will continue to enhance its voice mail revenues in 1997 through the installation of an additional seven systems.

    TDS Telecom's total 1997 capital budget is $130.0 million compared to actual capital expenditures of $144.4 million in 1996 and $104.4 million in 1995. Financing for the 1997 capital additions will be primarily provided by internally generated funds and supplemented by federal long-term financing.

FEDERAL FINANCING

    TDS Telecom's primary sources of long-term financing for additions to telephone plant and equipment have been the Rural Utilities Service ("RUS"), the Rural Telephone Bank ("RTB") and the Federal Financing Bank ("FFB"), agencies of the United States of America. The RUS has made primarily 35-year loans to telephone companies since 1949, at interest rates of 2% and 5%, for the purpose of improving telephone service in rural areas. Currently, the RUS is authorized to make hardship loans at a 5% interest rate and other loans at an interest rate approximating the government's rate for instruments of comparable maturity. The RTB, established in 1971, makes loans at interest rates based on its average cost of money (6.42% for its fiscal year ended September 30, 1996), and in some cases makes loans concurrently with RUS loans. In addition, the RUS guarantees loans made to telephone companies by the FFB at the federal cost of money (6.72% for a 35-year note at December 31, 1996).

    Substantially all of TDS Telecom's telephone plant is pledged or is subject to mortgages securing obligations of the operating telephone companies to the RUS, RTB and FFB. The amount of dividends on common stock that may be paid by the operating telephone companies is limited by certain financial requirements set forth in the mortgages. Of the $301.6 million of underlying retained earnings of telephone subsidiaries at December 31, 1996, $212.0 million was available for the payment of dividends on the subsidiaries' common stock.

    At December 31, 1996, TDS Telecom's operating telephone companies had unadvanced loan commitments under the RUS, RTB and FFB loan programs aggregating approximately $129.8 million, at a weighted average annual interest rate of 6.15%, to finance specific construction activities in 1997 and future years. These loan commitments are generally issued for five-year periods and may be extended under certain circumstances. TDS Telecom's operating telephone companies intend to make further applications for additional loans from the RUS, RTB and FFB as their needs arise. There is no assurance that these applications will be accepted or what the terms or interest rates of any future loan commitments will be.

ACCESS REVENUES

    TDS Telecom's operating telephone subsidiaries receive access revenue from interstate and intrastate long- distance carriers as compensation for originating and terminating their traffic. The interstate and intrastate access rates charged include the cost of providing service plus a fair rate of return. Access revenues account for approximately 55% of the revenue generated by TDS Telecom's local exchange carrier ("LEC") subsidiaries.

    TDS Telecom will file an interstate access rate tariff for one of its operating subsidiaries in 1997. However TDS Telecom concurs in the National Exchange Carrier Association ("NECA") interstate common line and traffic sensitive tariffs for the remainder of its LEC subsidiaries. These operating companies participate in the access revenue pools administered by NECA, which collect and distribute revenue from interstate access services. The FCC created NECA and it operates subject to FCC rules and oversight.

    The FCC regulates interstate toll rates and other matters relating to interstate telephone service. On December 23, 1996, the FCC released a notice of proposed rulemaking regarding interstate access revenues. In the notice, the FCC stated its intention to reform the existing interstate access charge rules and policies and sought comment from interested parties. The FCC did not indicate what changes it will propose; however, final rules are expected by May 8, 1997. The outcome of this and other rulemaking proceedings may affect the source and nature of the operating companies' recovery of costs from the interstate jurisdiction. In the past, the FCC has generally adopted transition rules when changing cost recovery mechanisms to prevent abrupt rate and revenue changes.

    The 1996 Act provides for reciprocal compensation for parties of any interconnection arrangement. The FCC issued a 1996 order governing the compensation arrangements between LECs and wireless providers. LECs must charge wireless carriers cost-based rates and must now pay access charges to wireless carriers that terminate calls from LEC customers. Since this order raises interconnection costs, the operating companies may adjust their charges to recover such increased costs.

    The FCC has also stated its intention to initiate review of current procedures for separating incumbent LECs' service costs between the state and federal jurisdictions. To the extent that cost allocations have been used in the past to limit the costs a LEC must recover in local or intrastate access rates, the proceeding may seek to shift costs to the states. To the extent that such support is not made up in the new federal and state universal service mechanisms, TDS Telecom may seek rate increases to offset any reductions in interstate revenues.

    Where applicable and subject to state regulatory approval, TDS Telecom's LEC subsidiaries utilize intrastate access tariffs and participate in intrastate revenue pools. However, many intrastate toll revenue pooling arrangements, a source of substantial revenues to TDS Telecom's LECs, have been replaced with access-charge-based arrangements. In these cases, access charges are typically set to generate revenue flows similar to those realized in the pooling process. The impact of the 1996 Act is likely to accelerate the pace of regulatory re-evaluation at both the state and federal level. To the extent that state-ordered access charge revisions reduce revenues, TDS Telecom may seek adjustments in other rates. Given the many regulatory issues still unresolved, TDS Telecom cannot predict the cumulative nature or extent of impacts from regulatory reform.

FEDERAL SUPPORT REVENUES

    To promote universal service, the FCC developed a number of federal support mechanisms to keep telephone rates affordable for both high-cost, rural areas and low-income customers. Many of TDS Telecom's LEC subsidiaries provide telephone service in rural areas and virtually all of them offer service to low-income customers. To control the cost of universal service, the FCC capped and indexed the universal service fund through 1996.

    The 1996 Act codified universal service; set forth clear principles for ensuring affordable access to modern telephone service nationwide; established discounts for rural schools, libraries and health care facilities; and established a federal-state joint board to make recommendations to the FCC regarding implementation of the universal service provisions of the 1996 Act. The joint board convened and released its recommendation to the FCC on November 8, 1996. The joint board and FCC are considering controlling and reducing the total amount of universal service support. The joint board has proposed not only using forward-looking proxy costs to measure high cost support, but also using a nationwide average revenues-per-line benchmark that has the potential to underestimate rural LECs' high costs and thus limit their high cost support. The FCC opened a comment cycle on the joint board recommendation and TDS Telecom has filed comments and reply comments.

    One major principle of the 1996 Act is that support shall be specific, predictable and sufficient. In its comments to the FCC, TDS Telecom stated its position that rural telephone companies, as defined in the 1996 Act, should continue to base their costs on embedded (historical) rather than proxy
(forward-looking) costs proposed by the joint board. This would ensure that support is predictable and sufficient. Because the 1996 Act also attempted to eliminate implicit subsidies, TDS Telecom also suggested in its filing with the FCC that the cost to support universal service should be added to the end user bills generated by all telecommunications carriers. Such an explicit surcharge would ensure adequate support and eliminate the need for LECs to pursue local service rate increases for the potential changes. The FCC is expected to issue an Order on universal service by May 8, 1997.

    The final rules to implement the universal service provisions of the 1996 Act could involve development of new support mechanisms and changes in the eligibility criteria. In addition, some of TDS Telecom's LEC subsidiaries operate in states where support and rate structures are either being re-evaluated or have already been changed. Full recovery of universal service costs in the future through interstate and intrastate mechanisms is uncertain. If interstate or intrastate support decrease,TDS Telecom's LEC subsidiaries may pursue local service rate increases to recover the difference.

    Telephone company acquisition and investment decisions assume the ability to recover the cost and a reasonable rate of return though local service, access and support revenues. Significant changes in the universal service funding system might affect the Company's acquisition strategy. TDS Telecom is pursuing a strategy of network modernization to maintain a strong competitive position. The speed of such network modernization may depend on favorable support and access policies on the federal and state levels.

REGULATION

    TDS Telecom's LEC subsidiaries are regulated by state regulatory agencies and TDS Telecom seeks to maintain positive relationships with these regulators. Rate setting, including local rates, intrastate toll rates and intrastate access charges, is subject to state commission approval. TDS Telecom will continue to pursue necessary changes in rate structures to ensure affordable rates and reasonable earnings.

    State regulators can approve service areas, service standards, accounting and related matters. In some states, construction plans, borrowing, depreciation rates, affiliated charge transactions and certain other financial transactions are also subject to regulatory approval. States have traditionally regulated entry into local markets by designating a single carrier to be the universal service provider. However, the 1996 Act has almost completely pre-empted state authority over market entry. Each state retains the power to impose competitively neutral requirements that are consistent with the 1996 Act's universal service provision and necessary for universal services, public safety, and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices in rural telephone company service areas.

    The 1996 Act establishes a general duty for all telecommunications carriers, including wireless providers, to interconnect with other carriers. Congress prescribed a more specific list of interconnection requirements for all LECs including resale, number portability, dialing parity, access to rights-of-way and reciprocal compensation.

    Unless exempted, or granted suspension or modification, incumbent LECs have additional obligations: (a) to negotiate in good faith terms of interconnection;
(b) to comply with more detailed interconnection terms, including non-discrimination and unbundling their network and service components so competitors may provide only those elements they choose to provide; (c) to offer their retail services at wholesale rates to facilitate resale by their competitors; and (d) to allow other carriers to place equipment necessary for interconnection or access on their premises.

    As defined in the 1996 Act, TDS Telecom's LEC subsidiaries qualify as rural telephone companies. Therefore, they enjoy an exemption from the incumbent LEC requirements until they receive a bonafide request for interconnection and the state commission lifts the exemption. The FCC has also adopted extensive rules for state commissions to follow in mediating and arbitrating interconnection negotiations between incumbent LECs and carriers requesting interconnection, services or network elements. The 1996 Act establishes deadlines, standards for state commission approval of interconnection agreements and recourse to the FCC if a state commission fails to act.

    TDS Telecom seeks to maintain and enhance existing revenue streams despite heightened earnings review activity by state regulators and the advent of local exchange competition sparked by the 1996 Act. TDS Telecom is preparing for competition even though its operating subsidiaries remain governed by state regulators. For example, TDS Telecom is seeking the necessary pricing flexibility to adjust its rate structures to a more competitive model. TDS Telecom is also participating in state regulatory and legislative processes to ensure that any telecommunications reform measures treat rural areas fairly. The ongoing changes in public policy and introduction of competition might affect the earnings of the operating subsidiaries and TDS Telecom is not able to predict the impact.

    While the majority of TDS Telecom's LEC subsidiaries continue to operate in a rate-of-return environment, a number of state commissions are proactively negotiating alternative regulation plans with LECs. Price regulation, the most common form of alternative regulation, focuses on the price of telecommunication services. TDS Telecom's LEC subsidiaries in both Alabama and Michigan are currently operating in a price-regulated environment, whereby the commissions in those states are no longer reviewing earnings. For several years, the RBOCs and some of the nation's larger LECs have operated under an FCC "price cap" plan, where earnings can only be increased through productivity improvements. The LECs determine the amount of productivity gains above an allowed return and then must share the excess gains with their customers.

    For 1997, TDS Telecom's telephone subsidiaries have neither elected price caps nor the alternative FCC plan, which was designed for smaller LECs. Instead, the operating subsidiaries will continue to abide by traditional rate-of-return regulation for interstate purposes. Since approximately one-third of TDS Telecom's telephone subsidiaries serve high-cost areas, important averaging mechanisms associated with the NECA pooling process would be lost if TDS Telecom elected either of the alternatives to traditional rate-of-return regulation. However, the FCC is currently considering whether to initiate a proceeding to lower the allowed rate-of-return for rate-of-return LECs.

    NECA filed a Petition for Rulemaking with the FCC, which proposes rule revisions to allow incentive settlement options within the NECA pools. The FCC has not acted on this petition yet. The settlement options allow LECs to remain in the NECA pools and still enjoy incentives previously available only to non-NECA participants. Management continues to evaluate opportunities under all forms of regulation.

    Access to affordable long-distance service in rural areas was achieved because the FCC ordered AT&T to provide nationwide average rates. As a result of increasing competition, the FCC lifted all regulations relating to AT&T's interstate services in 1996. However, the 1996 Act preserves interstate toll rate averaging and endorses a nationwide policy that interstate and intrastate long-distance rates should not be higher in rural areas than in urban areas. The statute is intended to ensure affordable long distance services even in TDS Telecom's most remote exchanges.

COMPETITION

    The 1996 Act will help introduce a new wave of competition in the telecommunications industry. The 1996 Act embraced competition in telecommunications as a national policy and also started the process of
deregulation.  The  1996   Act  applies  expanded   interconnection  and   other
requirements   to  local  exchange  telephone   companies  for  the  purpose  of
stimulating competition. The Act establishes a framework for local service competition and it establishes different standards for different types of telecommunications carriers. The Act defines rural telephone companies ("RTC") and provides them with an exemption from certain incumbent LEC obligations. All TDS Telecom LECs meet the RTC definition and fall under the exemption. At a minimum, this likely will delay certain forms of competition occurring in our LECs while additional regulatory issues are resolved.

    TDS Telecom believes there will eventually be open entry into nearly every aspect of the telephone industry, including local service, interstate and intrastate toll, switched and special access services and customer premises equipment. Accordingly, TDS Telecom expects competition in the telephone business to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services. To face this increasing competition, TDS Telecom has strategically positioned itself to provide customer intimacy and to provide complete solutions to customers' telecommunication needs.

    To position TDS Telecom as a customer-intimate organization, TDS Telecom is dedicating resources to establishing a Virtual Business Office ("VBO"). The VBO is an environment that is technically equipped to enable multiple local business offices to perform customer contact functions as if they were a "virtual" office in the eyes of the customer. VBO is TDS Telecom's solution to connect offices together to better use resources and preserve local presence. Through extended availability that coincides with customers' schedules and expectations, VBO will help provide greater market coverage and customer service on the customer's terms. It will also enable the business office teams to deliver high-quality service to the customer through more efficient call answering capabilities, provide continued focused local service to walk-in customers, and leverage voice and customer service application technology.

    TDS Telecom is providing the operating telephone companies with the most advanced central office switching equipment possible in order to offer customers up-to-date technology such as ISDN, Advanced Calling Services, High-Speed Data access and Internet access. TDS Telecom sees expanded competition as an opportunity to provide a broader range of services to a greater number of potential customers. TDS Telecom plans to provide its customers bundled service offerings and become a "one stop shop" for all its customers telecommunications needs. In 1996,TDS Telecom entered into new competitive markets with products like LAN and data structured wiring (connecting computers in multiple customer locations), and resale of Direct Broadcast Satellite. TDS Telecom also expanded its Internet access service through its subsidiary, TDSNET. TDS Telecom will continue to seek additional attractive opportunities in competitive markets in 1997.

                            BROADBAND PCS OPERATIONS

    The Company's broadband PCS operations are conducted through Aerial Communications, Inc. and subsidiaries. Aerial is currently developing its PCS licenses covering the MTAs of Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus. Aerial has commenced development of a marketing program, intends to launch commercial services in its first market in March 1997, and expects to complete initial construction of its PCS networks within twelve months of launch of commercial service.

THE WIRELESS TELECOMMUNICATIONS INDUSTRY

    PCS is the term used to describe the wireless telecommunications services that will be offered by those companies that acquired or will acquire licenses for radio spectrum (frequency range 1850-1990 MHz) in the FCC auctions and are the newest entrants in the wireless telecommunications market. PCS will initially compete directly with existing cellular telephone, paging and mobile radio services. PCS will also include features which have not traditionally been offered by cellular providers, such as: (i) the provision of all services to one untethered, mobile number; (ii) lower-priced service options; and (iii) in the near future, medium-speed data transmissions to and from portable computers, advanced paging services and facsimile services. Aerial believes that these enhanced features will contribute to the acceleration of growth in the wireless telecommunications market. Aerial believes that PCS providers will be the first wireless direct competitors to cellular providers and the first to offer mass market all-digital mobile networks. In addition, PCS providers may be among the first to be able to offer mass market wireless local loop applications, in competition with switched and direct access local telecommunications services.

    OPERATION OF WIRELESS NETWORKS. Wireless service areas are divided into smaller geographic areas called "cells," each of which contains an antenna and a base transceiver station ("BTS") consisting of a low-power transmitter, a receiver and signaling equipment. The cells are typically configured on a grid in a honeycomb-like pattern, although terrain factors (including natural and man-made obstructions) and signal coverage patterns may result in irregularly shaped cells and overlaps or gaps in coverage. The

BTS in each cell is connected by microwave, fiber optic cable or telephone wires to a switching office ("mobile switching center" or "MSC"). The MSC controls the operation of the wireless telephone network for its entire service area, performing inter-BTS hand-offs, managing call delivery to handsets, allocating calls among the cells within the network and connecting calls to local landline telephone systems or to long-distance telephone carriers. Wireless service providers have interconnection agreements with various local exchange carriers and interexchange carriers, thereby integrating the wireless telephone network with landline telecommunications systems. Because two-way wireless networks are fully interconnected with landline telephone networks and long-distance networks, customers can receive and originate both local and long-distance calls from their wireless telephones.

    The signal strength of a transmission between a handset and a BTS antenna declines as the handset moves away from the BTS antenna. The MSC and the BTSs monitor the signal strength of calls in process. When the signal strength of a call declines to a predetermined level, the MSC may "hand off" the call to another BTS that can establish a stronger signal with the handset. If a handset leaves the service area of the wireless service provider, the call is disconnected unless an appropriate technical interface is established to hand off the call to an adjacent service provider's system.

    Operators of wireless networks frequently agree to provide service to customers from other compatible networks who are temporarily located or traveling through the operator's service area. Such customers are called "roamers". Agreements among network operators allocate revenues received from roamers. With automatic roaming, wireless customers are preregistered in certain networks outside their home service area and receive service automatically while they are roaming. Other roaming features permit calls to a customer to follow the customer into different networks, so that the customer will continue to receive calls in a different network just as if the customer were within his or her service area.

    Global System for Mobile Communications ("GSM"), Aerial's technology choice, is not directly compatible with other PCS or cellular technologies. However, compatibility can be achieved through the use of handsets that support multiple technologies. Aerial expects that compatibility between GSM and the existing analog cellular systems will be achieved with the use of dual-mode handsets. Dual-mode handsets are expected to be available in late 1997. Because analog cellular service is available nationwide, Aerial expects the PCS customers will be able to roam into many service areas by analog cellular providers.

    To date, in North America, nearly 20 PCS companies have chosen or are expected to choose GSM. With the completion of the U.S. broadband PCS auctions, license areas of GSM committed operators now total more than 260 million population equivalents (representing 98.3% of the U.S. population). Aerial anticipates that its customers will be able to roam throughout the United States and Canada, either on other GSM-based PCS networks or by using dual-mode handsets that also can be used on existing cellular networks.

    Wireless customers generally are charged separately for monthly access, air time, long-distance calls and custom-calling features (although custom-calling features may be included in monthly access charges in certain pricing plans). Wireless network operators pay fees to local exchange and long-distance telephone companies for access to their networks and toll charges based on standard or negotiated rates. When wireless operators provide service to roamers from other networks, they generally charge roamer air-time usage rates, which usually are higher than standard air-time usage rates for their own customers, and additionally may charge daily access fees. Special, discounted rate roaming arrangements, often between neighboring operators who wish to stimulate usage in their respective territories, provide for reduced roaming fees and no daily access fees.

PRODUCTS AND SERVICES

    Aerial's fundamental customer proposition will be an affordable, reliable, high-quality mobile voice communications service. At the commencement of commercial service, Aerial intends to offer coverage in those areas of the PCS markets where most of the population lives and works. Subsequent construction of its PCS networks will provide coverage which is competitive with that of current cellular operators. Aerial will also provide roaming capabilities, through agreements with other GSM operators and cellular operators.

    Aerial will provide several distinct services and features, certain of which are currently available only on PCS networks. These include:

    THE SMART CARD. GSM technology employs a credit-card sized Smart Card which contains a microchip containing detailed information about a customer's service profile. The Smart Card will allow Aerial to initiate services or change a customer's service package from a remote location. The Smart Card also allows customers to roam onto other participating GSM-based networks by using their cards in handsets compatible with the local network.

    FEATURE-RICH HANDSETS. As part of its basic service package, Aerial will provide easy-to-use, interactive menu-driven phones that will enable customers to utilize the features available in a GSM network. These handsets will primarily use words and easy-to-use menus rather than numeric codes to operate handset functions such as call-forwarding, call-waiting and text-messaging.

    SHORT TEXT MESSAGING. GSM technology allows for the capability to send and receive short text messages, similar to two-way radio paging services. This service allows Aerial to offer a quicker and less expensive form of wireless communication when a full conversation is not necessary.

    ENHANCED SECURITY. Aerial's service will provide greater security from eavesdropping and cloning than existing wireless service. Greater conversation security is provided by the encryption code of the digital GSM signal. Greater fraud protection is provided because GSM handsets require the use of a Smart Card with a sophisticated authentication scheme, the replication of which is virtually impossible.

    As the market for wireless telecommunications services continues to develop, Aerial expects to offer advanced wireless applications such as mobile data services, wireless private branch exchange applications, wireless local loop services and other individually customized wireless products and services.

MARKETING AND DISTRIBUTION

    Aerial's marketing objective is to create demand for its PCS service by clearly differentiating its service offerings. Aerial believes the strength of its marketing efforts will be a key contributor to its success. Aerial has developed overall marketing strategies as well as certain, specific local marketing strategies for each PCS market.

    Aerial's mass marketing efforts will emphasize the value of Aerial's high-quality, innovative services and will be supported by heavily promoting the Aerial brand name. This will be supported by a substantial advertising program.

    Aerial plans to offer its services and products through traditional cellular sales channels as well as through new, lower cost channels which increase the quality of the typical sale. Aerial will utilize traditional sales channels which include mass merchandisers and retail outlets, company retail stores, sales agents and a direct sales force. Based in part upon the remote activation feature of the GSM Smart Card, Aerial also intends to develop distribution innovations such as simplified retail sales processes and lower-cost channels which include inbound telesales, affinity marketing programs, neighborhood sales and on-line sales.

AERIAL'S PCS MARKETS

    The PCS markets cover large areas with attractive demographic characteristics including growing populations, high population densities, favorable commuting patterns, high median household incomes and favorable business climates. Aerial believes the geographic diversity of the PCS markets mitigates adverse consequences which may result from an economic slowdown in one particular region.

COMPETITION

    The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades to existing analog cellular networks, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements, and changes in end-user requirements and preferences. Accordingly, Aerial expects competition in the wireless telecommunications business to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services.

    Aerial anticipates that market prices for two-way wireless services generally will decline in the future based upon increased competition. Aerial will compete to attract and retain customers principally on the basis of services and enhancements, its customer service, the size and location of its service areas and pricing. Aerial's ability to compete successfully will also depend, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors, which could adversely affect Aerial's operating margins.

    Aerial will compete directly with up to five other PCS providers in each of its PCS markets. The other successful bidders in the FCC's broadband Block A and Block B PCS auction in each of the six PCS markets were PCS PrimeCo (Houston and Tampa-St. Petersburg-Orlando), Sprint Spectrum (Minneapolis, Pittsburgh and Kansas City) and AT&T Wireless Services, Inc. (Columbus). Each of these PCS licensees is designing and constructing its respective networks. PCS PrimeCo's networks are commercially operational in Houston and Tampa. Sprint Spectrum has launched commercial service in Pittsburgh. The FCC has awarded the initial licenses for the Block C spectrum and has recently announced the winning bidders for the D, E and F Blocks. Aerial also expects that existing cellular providers in the PCS markets, most of which have an infrastructure in place and have been operational for a number of years, will upgrade their networks to provide comparable services in competition with Aerial. Principal cellular providers in the PCS markets are AT&T Wireless Services, Inc., BellSouth Mobility, Inc., GTE Mobile Communications Corporation, AirTouch Communications, Inc., U S WEST NewVector Group, Inc., Bell Atlantic-NYNEX Mobile and Ameritech Cellular.

    Aerial also expects to compete with other communications technologies that now exist, such as paging, ESMR and global satellite networks, and expects to compete with cellular and PCS resellers. In the future, cellular service and PCS will also compete more directly with traditional landline telephone service providers and with cable operators who expand into the offering of traditional communications services over their cable systems. In addition, Aerial may face competition from technologies that may be introduced in the future.

    All of such competition is expected to be intense. There can be no assurance that Aerial will be able to compete successfully in this environment or that new technologies and products that are more commercially effective than Aerial's technologies and products will not be developed. In addition, many of Aerial's competitors have substantially greater financial, technical, marketing, sales and distribution resources than those of Aerial and have significantly greater experience than Aerial in testing new or improved telecommunications products and services and obtaining regulatory approvals. Some competitors are expected to market other services, such as cable television access, with their wireless telecommunications service offerings. Several of Aerial's competitors are operating, or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications networks that cover most of the United States.

    Handsets used for GSM-based PCS networks will not be automatically compatible with cellular systems, and vice versa. Aerial expects dual-mode handsets to be available in late 1997, which will permit its customers to roam by using the existing cellular wireless network in other markets. Until then, this lack of interoperability may impede Aerial's ability to attract current cellular customers or potential new wireless communication customers that desire the ability to access different service providers in the same market.

REGULATION

    REGULATORY ENVIRONMENT. The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the U.S. pursuant to the Communications Act, and the rules, regulations and policies promulgated by the FCC thereunder. Under the Communications Act, the FCC is authorized to allocate, grant and deny licenses for PCS frequencies, establish regulations governing the interconnection of PCS networks with wireline and other wireless carriers, grant or deny license renewals and applications for transfer of control or assignment of PCS licenses, and impose forfeitures for violations of FCC regulations.

    In addition, the 1996 Act, which amended the Communications Act, mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops and makes regulation unnecessary. The FCC promulgated and continues to promulgate regulations governing construction and operation of wireless providers, licensing (including renewal of licenses) and technical standards for the provision of PCS services under the Communications Act, and is implementing the legislative objectives of the 1996 Act, as discussed below.

    PCS LICENSING. The FCC established PCS service areas in the United States and its possessions and territories based upon Rand McNally's market definition of 51 MTAs comprised of 493 smaller BTAs. Each MTA consists of at least two BTAs.

    The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The spectrum allocation includes two 30 MHz blocks ("A" and "B" Blocks) licensed for each of the 51 MTAs, one 30 MHz block ("C" Block) licensed for each of the 493 BTAs, and three 10 MHz blocks ("D," "E" and "F" Blocks) licensed for each of the 493 BTAs. A PCS license has been awarded for each MTA and BTA in every block, for a total of more than 2,000 licenses. This means that in any PCS service area as many as six licensees could be operating separate PCS networks. Under the FCC's rules, a broadband PCS licensee may own combinations of licenses with total aggregate spectrum coverage of up to 45 MHz in a single geographic area. The FCC adopted comprehensive rules that outlined the bidding process, described the bidding application and payment process, established penalties for certain bid withdrawals, default or disqualification and established regulatory safeguards. The FCC has awarded the initial licenses for the C Block spectrum and has recently announced the winning bidders for the D, E and F Blocks.

    An appeal has been taken to the FCC from the Bureau order by a party alleging that some of the authorizations were granted to parties which had engaged in collusion in the competitive bidding process. That party has also sought review of the denial of its motion for a stay of the grant of A and B Block authorizations. No allegation of collusion was made against TDS or Aerial. Aerial would defend vigorously any challenges to the authorizations it has been granted.

    On November 9, 1995, in Cincinnati Bell Telephone Co. v. FCC (Case No. 94-3701/4113), the United States Court of Appeals for the Sixth Circuit granted two petitions for review of an FCC order that had barred certain common ownership of cellular and PCS interests in the same market, and remanded the case to the FCC for further proceedings. Neither of the two petitioners had been barred by cross interests from applying for any of the authorizations the FCC later granted to Aerial. Aerial is watching the FCC proceedings closely.

    In compliance with FCC restrictions on common ownership of cellular and broadband PCS interests in overlapping market areas, United States Cellular, another subsidiary of TDS, entered into a series of arrangements for the divestiture or restructuring of certain of its cellular interests in market areas where Aerial was awarded broadband PCS licenses. A number of these proposed arrangements required FCC approval of assignment or transfer of control applications before they could be consummated. These applications have been approved by the FCC and have been consummated.

    The grants of licenses to Aerial are also conditioned upon timely compliance with the FCC's build-out requirements, I.E., coverage of one-third of the population of a PCS market within five years of initial license grant and coverage of two-thirds of that population within ten years. A significant factor affecting the schedule and cost of Aerial's network implementation will be the relocation of existing private microwave facilities which operate on the same frequencies to be used for Aerial's broadband PCS operations. Under the FCC's policies, if Aerial decides that any existing microwave facility must be relocated, it is required to provide substitute facilities at its own expense so that the companies using these existing facilities may continue to have access to the same or equivalent communications capabilities. The FCC concluded proceedings in 1996 clarifying and changing its requirements for permissible relocation costs, adopting incentives to encourage reliance on voluntary relocation agreements and requiring the sharing of relocation costs where the relocation of private microwave facilities benefits multiple broadband PCS licenses.

    The FCC licenses granted to Aerial are issued for a ten-year period expiring June 23, 2005 and may be renewed. In the event challengers file competing applications in response to any of Aerial's renewal filings, the FCC has rules and policies providing that the application of the licensee seeking renewal will be granted and the application of the challenger will not be considered in the event that the broadband PCS licensee involved has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal" and (ii) substantially complied with FCC rules, policies and the Communications Act. Although Aerial is unaware of any circumstances which would prevent the approval of any future renewal applications, there can be no assurance that Aerial's licenses will be renewed by the FCC in the future. Moreover, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or revoke or modify licenses.

    The FCC has proceedings in process which could open up other frequency bands for wireless telecommunications and PCS-like services. There can be no assurance that such proceedings will not result in additional wireless competition.

    In addition, there are citizenship requirements, assignment requirements and other federal regulations and requirements which may affect the business of Aerial.

    RECENT EVENTS. The FCC adopted certain significant decisions during 1996. In one decision, the FCC required that all licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. The FCC also amended its environmental protection rules to adopt new guidelines and procedures for evaluating the environmental effects of RF emissions.

    The FCC has also imposed new "enhanced 911" regulations in broadband PCS systems to determine the precise location of the person making the emergency call. The new rules require broadband PCS providers to work with local public safety officials to process 911 calls, including those made from mobile telephones not registered with the broadband PCS provider, and to meet phased deadlines for implementing these capabilities.

    The FCC has adopted a limited expansion of the obligation of cellular carriers to serve the subscribers of broadband PCS providers, among others, even though the subscribers involved have no pre-existing service relationship with that carrier. Under these new policies, broadband PCS providers may offer their subscribers handsets which are capable of operating over broadband PCS and cellular networks so that when their subscribers are out of range of broadband PCS networks, they will be able to obtain non-automatic access to cellular networks. The FCC expects that implementation of these roaming capabilities will promote competition between broadband PCS and cellular service providers.

    The FCC has adopted requirements which will make it possible for subscribers to retain, at the same location, their existing telephone numbers when they switch from one service provider to another. This numbering portability will include switching between LEC and other wireline providers, between wireless service providers and between LEC/wireline and wireless providers. LECs have implementation deadlines by the end of 1998. Broadband PCS, cellular and certain other wireless providers have phased implementation deadlines in 1998 and 1999.

    The FCC is also proceeding to implement the 1996 Act. The 1996 Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a Federal-state Joint Board. Much of this implementation is proceeding in numerous, concurrent proceedings with aggressive deadlines. Aerial cannot predict the full extent, nature and interrelationships among state and federal implementation and other responses to the 1996 Act.

    The primary purpose and effect of the new law is to open all telecommunications markets to competition -- including local telephone service. The 1996 Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the 1996 Act's universal service provision and necessary for universal services, public safety and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices in rural telephone company service areas.

    Since enactment, the FCC has adopted orders implementing the local competition provisions of the 1996 Act. The FCC found that broadband PCS and certain other wireless providers are entitled to reciprocal compensation, may not be charged for LEC-originated traffic or for code opening/per-number fees, and may obtain LEC interconnection subject to the terms of the 1996 Act. Appeals have been taken to the United States Court of Appeals for the Eighth Circuit from these FCC orders by numerous parties alleging that the FCC has exceeded its statutory mandate, among other matters. The Eighth Circuit Court granted a stay of certain rules adopted in the FCC orders pending its decision on the merits of these appeals.

    The 1996 Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates. The FCC has proceedings pending to address recommendations made by the Joint Board with respect to the implementation of the universal service provisions of the 1996 Act, including, among other issues, the size of the universal service fund and the assessment mechanism to determine how much individual wireless carriers will be required to contribute.

    STATE AND LOCAL REGULATION. The scope of state regulatory authority covers such matters as the terms and conditions of interconnection between LECs and wireless carriers with respect to intrastate services, customer billing information and practices, billing disputes, other consumer protection matters, facilities construction issues and transfers of control, among other matters. In these areas, particularly the terms and conditions of interconnection between LECs and wireless providers, the FCC and state regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively.

    The FCC has pending numerous petitions for pre-emption of state and local regulations which allege such regulations prohibit or impair the provision of interstate or intrastate telecommunications services. It has also requested public comment on a petition requesting pre-emption of moratoria imposed by state and local governments on siting of telecommunications facilities, the imposition of state taxes on the gross receipts of CMRS providers and other proposed state taxes based on the asset value of CMRS licenses awarded by the FCC. The FCC has been actively involved in educating state and local regulatory and zoning authorities as to the prohibitions in the 1996 Act against the creation of unreasonable and discriminatory zoning, taxation or other barriers to new wireless providers.

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

    Aerial and its subsidiaries have been and intend to remain active participants in proceedings before the FCC and before state and local regulatory and zoning authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have significant impacts on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers. Aerial is unable to predict the scope, pace, or financial impact of policy changes which could be adopted in these proceedings.

                            RADIO PAGING OPERATIONS

    The Company manages its radio paging business through American Paging, Inc. and subsidiaries. American Paging provides wireless communications messaging services in the United States with operations concentrated in Florida and in the Mid-Atlantic and Midwest regions.

WIRELESS MESSAGING INDUSTRY

    Paging is a wireless communications messaging technology which uses an assigned radio frequency, licensed by the FCC, to contact a paging customer within a geographic service area. Pagers are small, lightweight, easy-to-use, battery-operated devices which receive messages by the broadcast of a radio signal. To contact a customer, a message is initiated by placing a telephone call to the customer's pager number or through computer software which enables a computer to transmit a text message via the modem line. The message is received by a computerized paging switch which generates a signal sent to microprocessor-controlled radio transmitters within the service area. These radio transmitters are connected to the paging terminal either through land-line or satellite links. The transmitters broadcast a digital or analog signal that is received by the pager and delivered as alphanumeric text, numerical display, tone or voice message.

    The paging industry started in 1949 when the FCC allocated certain radio frequencies for exclusive use in providing one-way and two-way types of mobile communications services. The industry grew slowly during its first thirty years as the quality and reliability of equipment was developed and the market began to perceive the benefits of wireless communications. Until the 1980s, the industry was highly fragmented with a large number of small, local operators. During that decade, acquisitions of many firms by regional telephone companies and others greatly consolidated the industry. Several large industry acquisitions occurred in the 1990s which has resulted in the further consolidation of the paging industry.

    Manufacturers of pagers and transmission equipment have produced innovative technological advances which are expected to continue to broaden the potential market size for paging services and support the industry's rapid growth rate. Micro circuitry, liquid crystal display technology and digital signal processing have all expanded the capability and capacity of paging services while reducing equipment and airtime costs and equipment size. Narrowband PCS technology is expected to greatly expand the messaging capacity of the paging infrastructure and provide advanced two-way messaging and data services. Future service offerings are expected to include acknowledgment paging, which allows customers to confirm a message to the originator, as well as digitized voice paging, two-way data conveyance to highly mobile devices such as lap-top computers and Personal Digital Assistants ("PDA"), and other data transfer applications.

    The following table summarizes certain information about American Paging's operations.

                                                                              YEAR ENDED OR AT DECEMBER 31,
                                                            ------------------------------------------------------------------
                                                                1996          1995          1994         1993         1992
                                                            ------------  ------------  ------------  -----------  -----------
                                                                                  (DOLLARS IN THOUSANDS)
Pagers in service.........................................       777,400       784,500       652,800      460,900      322,200
Total revenues............................................  $    104,187  $    107,150  $     92,065  $    75,363  $    54,716
Depreciation and amortization expense.....................        33,777        24,692        17,178       13,392       10,412
Operating (loss)..........................................       (36,626)       (8,997)         (169)        (721)      (5,447)
Additions to property and equipment.......................        32,517        26,527        28,966       21,454       14,277
Identifiable assets.......................................  $    153,374  $    159,170  $    146,107  $    74,923  $    57,080

COMPANY DEVELOPMENT

    American Paging's business strategy is to promote above industry average growth in customers, service revenue and operating cash flow by providing the highest quality service through one of the industry's most technologically advanced digital transmission systems with a focus on strong customer service and competitive pricing.

    SPECTRUM DEVELOPMENT. American Paging owns five regional narrowband PCS licenses which provide coverage equivalent to that of a nationwide license. Each of the five licenses consists of a 50 kHz outbound channel on frequency 930.625 MHz paired with a 12.5 kHz return channel on frequency 901.80625 MHz. The licenses will eventually enable American Paging to introduce two-way wireless messaging communications services including acknowledgment paging, data and telemetry services, wireless e-mail and digitized voice messaging throughout the United States. However, commerical unavailability of the
ReFLEX25-Registered Trademark- protocol and related infrastructure and subscriber device equipment necessary to offer these services has resulted in American Paging suspending development of its PCS licenses. American Paging also intends to continue exploring synergies with affiliated companies, such as United States Cellular Corporation and Aerial Communications, Inc.

    American Paging also owns an exclusive nationwide Private Carrier Paging ("PCP") channel on frequency 929.3375 MHz. American Paging believes this license will enable it to offer competitive regional and nationwide wireless messaging services. American Paging's Minnesota, Oklahoma, Texas and Washington, D.C. systems currently utilize this frequency.

    The narrowband PCS licenses and the PCP license will provide American Paging with significant spectrum capacity upon which to offer future wireless messaging services. Significant funds will be required when American Paging proceeds with development of its narrowband PCS licenses and PCP license. There can be no assurance that American Paging will be successful in developing these licenses due to such factors as the inability to obtain sufficient financing at a reasonable cost, availability of the supporting infrastructure and related subscriber device equipment, competition, regulatory developments or other factors.

    ALLIANCES AND AFFILIATES. American Paging is a joint venture partner with Nexus Telecommunication Systems Ltd. of Israel ("Nexus") in American Messaging Services, LLC ("AMS"). AMS was formed to develop multiple applications and distribution channels worldwide for a patented communications network that provides two-way paging, location and telemetry services. In June 1996, AMS constructed a beta-test system in Chicago to perform radio frequency and infrastructure tests. The system is still being tested, while also serving as a demonstration system for prospective customers of a Nexus-based technology. American Paging has notified Nexus that it will stop funding AMS as of June 30, 1997. As a result, American Paging's interest in AMS may be diluted.

    American Paging also has an agreement with Liazon, Inc. of Toronto for the coordinated development and use of narrowband PCS and conventional PCP paging frequencies in North America. Under the terms of the agreement, each company will pursue its own PCS build out plans, but will have the added potential to market North American coverage of advanced wireless messaging services. In a related action, both the FCC and Industry Canada have provided conditional authority for both companies to construct and operate transmitters in previously restricted areas.

APP RESTRUCTURING

    During the third quarter of 1995, American Paging began restructuring three key operating areas: sales and marketing, administration, and customer service. The impact on operations from these restructuring efforts was more severe than originally anticipated, and results from operations were negatively impacted in 1995 and 1996. The changes implemented in 1996 caused disruptions in many aspects of the business, and also resulted in additional restructuring costs being recorded during 1996. These disruptions led to several senior management changes including the appointment of a new President and Chief Executive Officer and a new Vice President-Sales, Marketing and Field Operations in the second half of 1996. Additionally, American Paging recently added a new Vice President-Development and Engineering and a new Vice President-Finance and Chief Financial Officer.

    The first goal of the restructuring effort was to increase sales productivity through improved direct sales efforts and improved customer mix. Towards this end, American Paging increased the number of direct sales representatives with the goal of increasing growth in units in service, revenue and average monthly service revenue per unit ("ARPU"). During 1996, American Paging increased the number of employees involved in the sales function to approximately 60% of total employees, but improvements in units in service, service revenue and ARPU growth were not achieved due to dislocations from restructuring-related activities within the sales and customer support areas. American Paging's strategy is to organize the department on a market segment basis so that the sales and marketing employees will be better able to address current customer demands, and also be more responsive to changes within those market segments.

    The second and third goals of the restructuring effort were to reduce administrative expense and improve customer service. An integral part of achieving these two goals was the consolidation of 17 geographically-dispersed customer service and administrative units into a centralized Customer Telecare Center ("CTC") located in Oklahoma City, Oklahoma. The CTC, opened in April 1996, now handles all back office activities including customer service, order fulfillment, customer billing and collections, and is available 24 hours-a-day, seven days-a-week. The process of implementing the CTC, as well as changing the way American Paging sells, services and supports its customers, was very disruptive to operations during 1996. As a result, restructuring-related expenses recorded during 1996 include a write-down of inventory identified as obsolete upon centralization of inventory management at the CTC, as well as costs for duplicate staffing, employee severance, and consulting and legal fees. In addition, during the consolidation of customer information databases at the CTC, it became apparent that American Paging's customer management and billing system did not provide the flexibility necessary to support its future customer growth and retention. The creation and successful operation of the CTC is critical to achieving American Paging's objective of growth in units, service revenue and ARPU.

PAGING OPERATIONS

    American Paging provides local, statewide, regional and nationwide advanced, one-way digital wireless messaging communications services to customers in 21 states and the District of Columbia through its 51 sales and service offices. It offers local and regional paging coverage throughout Florida, the Midwest (including all or parts of Minnesota, Wisconsin, Missouri, Illinois, Indiana, and Kentucky), the Mid-Atlantic (including all or parts of Maryland,
Pennsylvania, Virginia, and Washington, D.C.), and in portions of Oklahoma, Texas, Arizona and Utah. One-way paging services are also offered in portions of Ohio, Iowa and Southern California through various transmitter-sharing agreements with nonaffiliated service providers. Nationwide one-way and two-way paging services are offered through American Paging's alliances with nonaffiliated service providers.

    Generally, a paging system consists of a control center, transmitters and dedicated links (wire, fiber optic, radio, or satellite) between the control center and the transmitters and the pagers themselves. The control center is interconnected with the public switched telephone network ("PSTN") and receives messages from landline telephones. Messages received at the control center are matched to each pager's unique telephone number, or "cap code," translated into digital signals and forwarded over dedicated links to transmitters that broadcast the message over a specified frequency. If the pager to which the message is directed is in the transmitter coverage area, it will recognize its "cap code" and indicate to its wearer that it has received a page.

    American  Paging  currently provides  four  types of  pagers  in all  of its markets: alphanumeric text display, numeric display, tone and voice. Alphanumeric text display service allows customers to receive, store, and display full text messages, consisting of both numbers and letters up to 240 characters long, which are sent from either a data entry device, message dispatch operator or via computer modem through messaging software. A numeric display pager permits a caller to transmit to the customer a numeric message that may consist of a telephone number, an account number or coded numeric information. It has the memory capability to store several numeric messages which can be recalled by the customer when desired. A tone pager notifies the customer that a message has been received by emitting an audible beep, displaying a flashing light or vibrating. In the case of voice service, the notification is followed by a brief voice message.

MARKETING STRATEGY

    American Paging directs its marketing efforts at value-oriented customers who appreciate its high degree of technical reliability and high level of customer service. American Paging's marketing strategy is designed to increase market share and operating cash flow by achieving rapid growth at modest cost per net customer unit added. Continuing quality improvements, including new services and products, help stimulate this growth while controlling costs.

    American Paging generates its revenues from (i) service usage billed on a flat-rate or measured-service basis, (ii) pager rentals, (iii) pager warranties, maintenance and repair, (iv) loss protection, (v) voice mail usage on a flat-rate or measured-service basis, (vi) activation fees, (vii) the sale of pager accessories and (viii) service usage of value-added services such as information services, text dispatching, second telephone numbers or group calls. Service to end users is provided directly by American Paging in most cases.

    American Paging markets its services directly through its direct sales force, company-owned retail stores and indirectly through third-party resellers and agents. The direct sales staff is responsible for the development of large and medium business accounts and for the promotion of nationwide paging services. Company-owned retail stores focus on serving consumer and small business accounts as do indirect agents. American Paging sells pagers to agents at a small mark-up or at cost. Agents then sell the pagers to customers who purchase the services directly from American Paging. American Paging provides sales support to its agents, including promotional material and end-user information.

    American Paging provides services under marketing agreements with third-party marketing organizations, or resellers. American Paging offers paging air time in bulk quantities at wholesale rates to resellers who then "re-sell" the air time to end users at a mark-up. Resellers incur the cost to acquire customers as well as to service, bill and collect revenues from the customer. They also assume the cost of the paging unit for those who rent rather than purchase.

COMPETITION

    American Paging faces significant competition in all of its markets. Competition for subscribers in most geographic markets American Paging serves is based primarily on price, quality of services offered and the geographic area covered. A number of American Paging's competitors, which include local, regional and national paging companies and certain regional telephone companies, possess greater financial, technical and other resources than American Paging. Moreover, certain competitors in the paging business offer wider coverage in certain geographic areas than does American Paging and certain competitors follow a low-price discounting strategy to expand market share. If any of such companies were to devote additional resources to the paging business or increase competitive pressure in American Paging's markets, American Paging's results of operations could be adversely affected.

    A number of wireless communication technologies, including cellular telephone service, broadband PCS, enhanced SMR and others, are competitive forms of technology used in, or projected to be used for, wireless two-way communications. Cellular telephone technology provides an alternative communications system for customers who are frequently away from fixed-wire or landline communications systems (i.e., ordinary telephones). American Paging believes that paging will remain one of the lowest-cost forms of wireless messaging due to the low-cost infrastructure associated with paging systems, as well as advances in technology that will provide for reduced paging costs.

    Broadband PCS technology is currently available in selected markets and development continues in many other markets throughout the United States. Broadband PCS Technology is similar in design to cellular technology and will offer increased capacity for wireless two-way communication as well as short-text messaging. Accordingly, this technology is expected to result in increased competition for American Paging.

    American Paging believes the services offered by narrowband PCS technology will be complementary to the services and functionality of cellular and broadband PCS. Future technological developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the paging services currently offered by American Paging. There can be no assurance that American Paging would not be adversely affected by such technology changes.

REGULATION

    REGULATORY ENVIRONMENT. American Paging's paging operations are subject to regulation by the FCC and by state regulatory agencies. The FCC exercises broad authority to regulate market entry and rates and shares responsibilities with state regulatory authorities over a broad range of other matters.

    The construction, operation and transfer of American Paging's systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act. In addition, the 1996 Act, which amended the Communications Act, mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services  to  all  parts of  the  nation  and to  streamline  regulation  of the telecommunications industry to remove regulatory burdens, as competition develops and makes regulation unnecessary. The FCC has promulgated regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless services under the Communications Act, and is implementing the legislative objectives of the 1996 Act, as discussed below.

    LICENSING. The FCC is responsible for awarding licenses for radio frequencies used by American Paging and its subsidiaries to provide its one-way and two-way message and other service offerings. It also establishes and enforces the licensing, technical and operating rules which govern operations on those frequencies, the terms and conditions under which the wireless systems of American Paging and its subsidiaries are interconnected with and obtain services and facilities from other service providers such as local exchange carriers and others with respect to interstate services and adjudicates any consumer or other complaints filed under the Communications Act with respect to service providers subject to its jurisdiction.

    The FCC licenses granted to American Paging are issued for up to ten years at the end of which time renewal applications must be filed with the FCC. Most of American Paging's current licenses expire between 1998 and 2001. FCC renewals are generally granted so long as American Paging is in compliance with FCC regulations. Although American Paging is unaware of any circumstances which would prevent the approval of any pending or future renewal applications, no assurance can be given that American Paging's licenses will be renewed by the FCC in the future. Moreover, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or revoke or modify licenses. No license granted to American Paging has ever been involuntarily revoked or modified.

    The Communications Act requires licensees, such as American Paging, to obtain prior approval from the FCC for the assignment or transfer of control of any construction permit or station license, or any rights thereunder. The Communications Act also requires prior approval by the FCC of acquisitions of other paging companies by American Paging. The FCC has approved all transfers of control for which American Paging has sought approval. American Paging also routinely applies for FCC authority to use frequencies, modify the technical parameters of existing licenses, expand its service territory and provide new services. Although there can be no assurance that any future requests for approval or applications filed by American Paging will be approved or acted upon in a timely manner by the FCC, or that the FCC will grant the relief requested, American Paging has no reason to believe that any such requests, applications or relief will not be approved or granted.

    Pursuant to 1993 amendments to the Communications Act, a paging service is classified as a CMRS, to the extent that it is a service offered to the public, for a fee, which is interconnected to the public switched telephone network. These 1993 amendments prohibit state and local authorities from limiting CMRS market entry and regulating CMRS rates.

    RECENT EVENTS. The FCC adopted certain significant decisions during 1996. In one decision, the FCC amended its rules to allow paging and narrowband PCS carriers to offer fixed wireless service on a co-primary basis with mobile services. In another decision, the FCC required that all licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. The FCC also amended its environmental protection rules to adopt new guidelines and procedures for evaluating the environmental effects of RF emissions.

    In addition, the FCC initiated proceedings proposing to adopt market area licensing to replace site-by-site licensing of paging base stations, to permit geographic partitioning and spectrum disaggregation in the event market area licensing is adopted, and to make changes affecting the licensing of local and response channels in narrowband PCS services. The FCC has also announced its intention to hold spectrum auctions for paging and narrowband PCS spectrum in 1997 if its market area licensing and narrowband PCS rule revisions are adopted.

    The FCC also established a phased program which requires per-call compensation to be paid to pay-phone service providers by subscribers to 800 numbers, among others. American Paging and numerous other paging providers who offer 800 number calling features as a means of accessing their networks will be required to compensate pay phone service providers under these new requirements.

    During 1996 the FCC implemented significant changes in existing regulation of the telecommunications industry under the 1996 Act. Some of these specific changes, potentially affecting CMRS providers, including paging and narrowband PCS providers, are summarized below.

    The 1996 Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a federal-state joint board. Much of this implementation is proceeding in numerous, concurrent proceedings with aggressive deadlines. The Company cannot predict the full extent, nature and interrelationships among state and federal implementation and other responses to the 1996 Act.

    The primary purpose and effect of the new law is to open all telecommunications markets to competition. The 1996 Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the 1996 Act's universal service provision and necessary for universal services, public safety and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices in rural telephone company service areas.

    Since  enactment,  the  FCC  has  adopted  orders  implementing  the   local
competition provisions of the 1996 Act. The FCC found that certain wireless providers are entitled to reciprocal compensation, may not be charged for LEC-originated traffic or for code opening/per-number fees, and may obtain LEC interconnection subject to the terms of the 1996 Act. Appeals have been taken to the United States Court of Appeals for the Eighth Circuit from these FCC orders by numerous parties alleging that the FCC has exceeded its statutory mandate, among other matters. The Eighth Circuit Court of Appeals granted a stay of certain rules adopted in the FCC orders pending its decision on the merits of these appeals.

    The 1996 Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates. The FCC has proceedings pending to address recommendations made by the joint board with respect to the implementation of the universal service provisions of the 1996 Act, including, among other issues, the size of the universal service fund and the assessment mechanism to determine how much individual wireless carriers will be required to contribute.

    STATE AND LOCAL REGULATION. The scope of state regulatory authority, while excluding market entry and rate regulation, covers such matters as the terms and conditions of interconnection between local exchange carriers and wireless carriers with respect to intrastate services, customer billing information and practices, billing disputes, other consumer protection matters, facilities setup issues and transfers of control, among other matters. In these areas, particularly the terms and conditions of interconnection between local exchange carriers and wireless providers, the FCC and state regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively.

    The FCC has pending numerous petitions for pre-emption of state and local regulations which allege such regulations prohibit or impair the provision of interstate or intrastate telecommunications services. It has also requested public comment on a petition requesting pre-emption of moratoria imposed by state and local governments on siting of telecommunications facilities, the imposition of state taxes on the gross receipts of CMRS providers and other proposed state taxes based on the asset value of CMRS licenses awarded by the FCC.

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

    American Paging and its subsidiaries have been and intend to remain active participants in proceedings before the FCC and, through its membership in state associations of wireless providers, before state regulatory authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have a significant impact on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers. American Paging is unable to predict the scope, pace or financial impact of policy changes which could be adopted in these proceedings.

                               OTHER SUBSIDIARIES

    Subsidiaries of the Company provide custom printing (Suttle Press, Inc.); and telemessaging services (Integrated Communications Services, Inc.).

                                   EMPLOYEES

    The Company enjoys satisfactory employee relations. As of December 31, 1996, 7,718 persons were employed by the Company, 153 of whom are represented by unions.

--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

    The property of TDS consists principally of switching and cell site equipment related to cellular telephone operations; telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to telephone operations; and radio pagers and transmitting equipment related to radio paging operations. As of December 31, 1996, TDS's gross property, plant and equipment of approximately $2.7 billion consisted of the following:

Cellular telephone...........................  31.8 %
Telephone....................................  48.9
PCS..........................................  12.2
Radio paging.................................   4.3
Other........................................   2.8
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

    No matter was submitted to a vote of security holders during the fourth quarter of 1996.

--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Except for information provided below, such information is incorporated by reference from Exhibit 13, Annual Report sections entitled "TDS Stock and Dividend Information" and "Market Price per Common Share by Quarter."

    On November 4, 1996, AERL issued $226.2 million in aggregate principal amount at maturity of Series A Zero Coupon Notes ("Notes") due in 2006. The issue price of the Notes was 44.2% of the principal amount at maturity or $100 million, and there is no periodic payment of interest. The $100 million in proceeds from the sale of the Notes were paid to Nokia Telecommunications, Inc., in satisfaction of all outstanding obligations and future obligations up to $100 million of AERL under a Credit Agreement dated June 19, 1996. The Notes and the obligations under the Credit Agreement are fully and unconditionally guaranteed by TDS at an annual fee rate of 3%. Such Notes and the TDS quarantee were issued without registration under the Securities Act of 1933, as amended, pursuant to an exemption therefrom in Rule 144A under such act.

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

---------
* Incorporated by reference from Exhibit 13.

  (2) Schedules

                                                                                    LOCATION
                                                                                    --------
Report of Independent Public Accountants on Financial Statement Schedules.........  page 44
I.     Condensed Financial Information of Registrant-Balance Sheets as of December
       31, 1996 and 1995 and Statements of Income and Statements of Cash Flows for
       each of the Three Years in the Period Ended December 31, 1996..............  page 45
II.    Valuation and Qualifying Accounts for each of the Three Years in the Period
       Ended December 31, 1996....................................................  page 49
All  other schedules  have been  omitted because  they are  not applicable  or not required because the required information  is shown in the financial  statements or notes thereto.

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

EXHIBIT
 NUMBER DESCRIPTION
------------------------------------------------------------------------------------------------------------
 10.8(e) Form of 1995 Performance Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No.
        33-57257).
 10.9   Supplemental Executive Retirement Plan of the Company is hereby incorporated by reference to Exhibit
        10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
 10.10  Deferred Compensation Agreement for Rudolph E. Hornacek dated November 30, 1995, is hereby incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
 10.14  Deferred Compensation Agreement for H. Donald Nelson dated July 15, 1996, is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report in Form 10-Q for the quarterly period ended September 30, 1996.
 10.15  Description of Terms of Signing Letter with Donald W. Warkentin dated June 7, 1995.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1996.

TDS filed a Current Report on Form 8-K on December 19, 1996 dated December 16, 1996, which included a news release that announced the Company's Board of Directors had authorized repurchases of up to 3,000,000 TDS Common Shares.

--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Board of Directors of Telephone and Data Systems, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Telephone and Data Systems, Inc. and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 1997 (except with respect to the matter discussed in Note 16, as to which the date is February 4, 1997). Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 29, 1997
(except with respect to the matter
discussed in Note 16, as to
which the date is February 4, 1997)

SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
Telephone and Data Systems, Inc. (Parent)

BALANCE SHEETS

ASSETS
--------------------------------------------------------------------------------

                                                                          DECEMBER 31,
                                                                     ----------------------
(DOLLARS IN THOUSANDS)                                                  1996        1995
-------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and cash equivalents                                          $      141  $    1,867
  Temporary investments                                                     154          99
  Notes receivable from affiliates                                       94,421      55,156
  Advances to affiliates                                                  1,616       1,816
  Accounts receivable
    Due from subsidiaries--Income taxes                                  16,211      25,890
    Due from subsidiaries--Other                                         16,790      25,914
    Other                                                                 2,903       4,895
  Other current assets                                                    2,572       2,710
                                                                     ----------------------
                                                                        134,808     118,347

-------------------------------------------------------------------------------------------

INVESTMENT IN SUBSIDIARIES
  Underlying book value                                               2,351,057   2,121,651
  Cost in excess of underlying book value at date of acquisition            112       1,987
                                                                     ----------------------
                                                                      2,351,169   2,123,638

-------------------------------------------------------------------------------------------

OTHER INVESTMENTS
  Minority interests in telephone and cellular companies and other
   investments                                                           44,256      28,103

-------------------------------------------------------------------------------------------

PROPERTY, PLANT and EQUIPMENT
  Property, Plant and Equipment, net of accumulated depreciation         21,394      18,586

-------------------------------------------------------------------------------------------

OTHER ASSETS AND DEFERRED CHARGES
  Debt issuance expenses                                                  2,030       2,175
  Development and acquisition expenses                                    2,148       1,703
  Other                                                                      54       3,700
                                                                     ----------------------
                                                                          4,232       7,578
-------------------------------------------------------------------------------------------
                                                                     $2,555,859  $2,296,252
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

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                          DECEMBER 31,
                                                                     ----------------------
(DOLLARS IN THOUSANDS)                                                  1996        1995
-------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt and preferred stock              $    1,810  $   15,061
  Notes payable                                                         157,227     180,760
  Notes payable to affiliates                                            47,990      37,086
  Advances from affiliates                                                   --       2,464
  Accounts payable
    Due to subsidiaries--Federal income taxes                             8,407      14,405
    Due to subsidiaries--Other                                            1,867      31,495
    Other                                                                 1,108       5,379
  Accrued interest                                                       10,987      10,878
  Accrued taxes                                                         (19,126)     (6,837)
  Other                                                                   7,711       4,931
                                                                     ----------------------
                                                                        217,981     295,622
-------------------------------------------------------------------------------------------
DEFERRED LIABILITIES AND CREDITS
  Investment tax credits                                                 (2,697)     (1,934)
  Income taxes                                                           30,763      20,593
  Postretirement benefits obligation other than pensions                    626      11,216
  Other                                                                   4,823       7,921
                                                                     ----------------------
                                                                         33,515      37,796
-------------------------------------------------------------------------------------------
LONG-TERM DEBT, excluding current portion (Note B)                      242,143     242,960
-------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED SHARES, excluding current portion (Note A)             280       2,260
-------------------------------------------------------------------------------------------
NONREDEEMABLE PREFERRED SHARES                                           29,000      29,710
-------------------------------------------------------------------------------------------

COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $1 per share; authorized 100,000,000 shares; issued and outstanding 54,237,180 and 51,137,426 shares,
   respectively                                                          54,237      51,137
  Series A Common Shares, par value $1 per share; authorized
   25,000,000 shares; issued and outstanding 6,916,546 and
   6,893,101 shares, respectively                                         6,917       6,893
  Common Shares issuable, 30,977 and 31,431 shares, respectively          1,461       1,496
  Capital in excess of par value                                      1,661,093   1,417,514
  Retained earnings                                                     309,232     210,864
                                                                     ----------------------
                                                                      2,032,940   1,687,904
                                                                     ----------------------
                                                                     $2,555,859  $2,296,252
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

STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                             YEAR ENDED DECEMBER 31,
                                                         -------------------------------
(DOLLARS IN THOUSANDS)                                     1996       1995       1994
----------------------------------------------------------------------------------------
Operating service revenues                               $  61,239  $  58,071  $  49,455
Cost of sales and operating expenses                        57,538     54,682     46,921
                                                         -------------------------------
  Net operations                                             3,701      3,389      2,534
                                                         -------------------------------

Other income
  Interest income received from affiliates                   7,385     26,134     13,832
  Other, net                                                 4,843     (4,729)    (1,707)
                                                         -------------------------------
                                                            12,228     21,405     12,125
                                                         -------------------------------

Income before interest and income taxes                     15,929     24,794     14,659
Interest expense                                            15,790     32,233     22,954
Federal income tax expense (credit)                        (24,974)     7,340      2,205
                                                         -------------------------------
Corporate operations                                        25,113    (14,779)   (10,500)
Equity in net income of subsidiaries and other
  investments                                              103,026    123,395     70,321
                                                         -------------------------------

Net income                                               $ 128,139  $ 108,616  $  59,821
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

Note A:    The annual  requirements for  redemption  of Redeemable  Preferred Shares  are  $1.6
           million,   $103,000,  $100,000,  and  $77,000  for  the  years  1997  through  2000, respectively.
Note B:    The annual  requirements for  principal  payments on  long-term debt  are  $232,000,
           $742,000,  $248,000,  $258,000  and  $270,000  for  the  years  1997  through  2001, respectively.
Note C:    In 1996, the data processing  subsidiary of the Parent  company was merged into  the
           Parent  company. Prior years' financial statements  have been restated to conform to current presentation.

SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
Telephone and Data Systems, Inc. (Parent)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------------------
(DOLLARS IN THOUSANDS)                                                                  1996           1995           1994
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                        $     128,139  $     108,616  $      59,821
  Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                                          11,047          6,541          7,294
    Gain on sale of investments                                                            (3,434)          (408)            --
    Deferred taxes                                                                          5,432          5,364          8,804
    Equity income                                                                        (103,026)      (123,395)       (70,321)
    Other noncash expense                                                                     677          1,317            691
    Change in accounts receivable                                                          20,795        (30,674)        (2,194)
    Change in accounts payable                                                            (39,897)        40,866          3,129
    Change in accrued taxes                                                               (12,289)        (4,713)        (4,587)
    Change in other assets and liabilities                                                  2,849          1,401           (638)
                                                                                    -------------------------------------------
                                                                                           10,293          4,915          1,999
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt borrowings                                                                    --         38,909           (130)
  Repayment of long-term debt                                                              (2,815)        (3,012)        (3,137)
  Change in notes payable                                                                 (23,533)        83,131         91,629
  Change in notes payable to affiliates                                                   104,843         28,535          1,534
  Change in advances from affiliates                                                       (2,464)         2,118             (3)
  Common stock issued                                                                       5,114          8,078         11,185
  Redemption of preferred shares                                                             (605)        (9,609)          (644)
  Dividends paid                                                                          (26,232)       (23,971)       (20,906)
                                                                                    -------------------------------------------
                                                                                           54,308        124,179         79,528
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions
    Value of assets acquired                                                             (121,053)      (129,005)      (215,658)
    Common Shares issued                                                                  113,128        127,836        173,658
    Preferred Shares issued                                                                    --             --         12,500
                                                                                    -------------------------------------------
      Net cash paid for acquisitions                                                       (7,925)        (1,169)       (29,500)
  Additions to property, plant and equipment                                              (13,362)        (7,899)        (5,655)
  Proceeds from sale of investments                                                           500          4,800             --
  Investments in subsidiaries                                                             (19,533)      (302,722)          (527)
  Dividends from subsidiaries                                                              17,953         17,690         17,373
  Other investments                                                                        (8,941)         1,169         (2,000)
  Change in notes receivable from affiliates                                              (35,165)       139,849        (65,350)
  Change in advances to affiliates                                                            200         20,200        (20,400)
  Change in temporary investments                                                             (54)            85           (127)
                                                                                    -------------------------------------------
                                                                                          (66,327)      (127,997)      (106,186)
-------------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (1,726)         1,097        (24,659)
CASH AND CASH EQUIVALENTS
  Beginning of period                                                                       1,867            770         25,429
                                                                                    -------------------------------------------
  End of period                                                                     $         141  $       1,867  $         770
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

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                         COLUMN A
                       DESCRIPTION                            COLUMN B     COLUMN C-1    COLUMN C-2                  COLUMN E
----------------------------------------------------------   BALANCE AT    CHARGED TO    CHARGED TO                 BALANCE AT
                                                            BEGINNING OF   COSTS AND       OTHER       COLUMN D       END OF
(DOLLARS IN THOUSANDS)                                         PERIOD       EXPENSES      ACCOUNTS    DEDUCTIONS      PERIOD
                                                            ------------  ------------  ------------  -----------  ------------
FOR THE YEAR ENDED DECEMBER 31, 1996
Deducted from deferred state tax asset:
  For unrealized net operating losses                        $  (10,061)   $      239    $   (7,069)   $      --   $    (16,891)
  Deducted from accounts receivable:
    For doubtful accounts                                        (5,104)      (22,432)           --       21,446         (6,090)
FOR THE YEAR ENDED DECEMBER 31, 1995
Deducted from deferred state tax asset:
  For unrealized net operating losses                            (8,962)        3,905        (5,004)          --        (10,061)
Deducted from accounts receivable:
  For doubtful accounts                                          (2,785)      (16,648)           --       14,329         (5,104)
FOR THE YEAR ENDED DECEMBER 31, 1994
Deducted from deferred state tax asset:
  For unrealized net operating losses                            (8,704)          327          (585)          --         (8,962)
Deducted from accounts receivable:
  For doubtful accounts                                          (2,093)       (9,710)           --        9,018         (2,785)
Deducted from marketable equity securities:
  For unrealized loss                                              (626)           --           626           --             --
-------------------------------------------------------------------------------------------------------------------------------

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

Dated March 20, 1996

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

                             SIGNATURE                                   TITLE             DATE
--------------------------------------------------------------------  -----------  ---------------------
                               /S/ LEROY T. CARLSON                      DIRECTOR     March 20, 1997
          -----------------------------------------------
                          Leroy T. Carlson
                           /S/ LEROY T. CARLSON, JR.                     DIRECTOR     March 20, 1997
          -----------------------------------------------
                       LeRoy T. Carlson, Jr.
                              /S/ MURRAY L. SWANSON                      DIRECTOR     March 20, 1997
          -----------------------------------------------
                         Murray L. Swanson
                                /S/ JAMES BARR III                       DIRECTOR     March 20, 1997
          -----------------------------------------------
                           James Barr III
                            /S/ RUDOLPH E. HORNACEK                      DIRECTOR     March 20, 1997
          -----------------------------------------------
                        Rudolph E. Hornacek
                            /S/ DONALD C. NEBERGALL                      DIRECTOR     March 20, 1997
          -----------------------------------------------
                        Donald C. Nebergall
                              /S/ HERBERT S. WANDER                      DIRECTOR     March 20, 1997
          -----------------------------------------------
                         Herbert S. Wander
                            /S/ WALTER C.D. CARLSON                      DIRECTOR     March 20, 1997
          -----------------------------------------------
                        Walter C.D. Carlson
                            /S/ LETITIA G.C. CARLSON                     DIRECTOR     March 20, 1997
          -----------------------------------------------
                        Letitia G.C. Carlson
                               /S/ DONALD R. BROWN                       DIRECTOR     March 20, 1997
          -----------------------------------------------
                          Donald R. Brown
                                 /S/ GEORGE W. OFF                       DIRECTOR     March 20, 1997
          -----------------------------------------------
                           George W. Off

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

   4.6        The Trust Indenture dated as  of November 4, 1996  between Aerial Communications, Inc.  as issuer, the Company  as guarantor,  and The First National Bank of Chicago, as trustee  for Aerial's Series A Zero Coupon Notes, is hereby incorporated by reference to Exhibit 4.1 to Aerial's Form 8-K filed on November 29, 1996.

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

  EXHIBIT
    NO.                                                    DESCRIPTION OF DOCUMENT
------------  ------------------------------------------------------------------------------------------------------------------
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

  10.10       Deferred Compensation  Agreement for  Rudolph  E. Hornacek  dated  November 30,  1995  is hereby  incorporated  by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  10.11       Securities  Loan Agreement, dated  June 13, 1995,  between TDS and Merrill  Lynch & Co.  is hereby incorporated by reference to Exhibit 99.1 to the Form 8-K dated June 16, 1995 of United States Cellular Corporation.

  EXHIBIT
    NO.                                                    DESCRIPTION OF DOCUMENT
------------  ------------------------------------------------------------------------------------------------------------------
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

  10.14       Deferred Compensation Agreement for H. Donald Nelson dated  July 15, 1996, is hereby incorporated by reference  to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

  10.15       Description of Terms of Signing Letter with Donald W. Warkentin dated June 7, 1995.

  11          Statement regarding computation of per share earnings.

  12          Statements regarding computation of ratios.

  13          Incorporated portions of 1996 Annual Report to Security Holders.

  21          List of Subsidiaries of the Company.

  23          Consent of independent public accountants.

  27          Financial Data Schedules