Form 10-Q
period 1997-03-31
TELEPHONE & DATA SYSTEMS INC
filed 1997-05-14
CIK 96966

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1997
                              ------------------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to _______________________

                          Commission File Number 1-8251
--------------------------------------------------------------------------------
                        TELEPHONE AND DATA SYSTEMS, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                 Iowa                                     36-2669023
    ------------------------------          ----------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                30 North LaSalle Street, Chicago, Illinois    60602
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
                                    Yes X  No
                                       ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at April 30, 1997
    -----------------------------              -------------------------------
     Common Shares, $1 par value                   53,180,638 Shares
Series A Common Shares, $1 par value                6,922,265 Shares
--------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------

                         1ST QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----


                                                                    Page No.
                                                                    --------
Part I.   Financial Information

            Management's Discussion and Analysis of
             Results of Operations and Financial Condition            2-10

            Consolidated Statements of Income -
             Three Months Ended March 31, 1997 and 1996                11

            Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1997 and 1996                12

            Consolidated Balance Sheets -
             March 31, 1997 and December 31, 1996                    13-14

            Notes to Consolidated Financial Statements               15-19


Part II.    Other Information                                         20


Signatures                                                            21

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------


Telephone and Data Systems, Inc. ("TDS" or the "Company") continued to make substantial progress during the first quarter of 1997 with excellent growth in the cellular business, rapid build-out in the PCS business and steady results in the telephone business. Customer units have increased 19% to over 2.4 million, which drove a 23% increase in revenues, a 24% increase in operating cash flow and a 37% increase in operating income. Net income to common declined
73% to $9.1 as a result of a reduction in gains on the sale of cellular interests and other investments and an increase in PCS development expenses.

United States Cellular Corporation ("U.S. Cellular"), TDS' 80.9%-owned cellular subsidiary, continued its rapid growth during the first quarter of 1997. Customer units increased 48% to 1,164,000. The increase in customer units drove a 29% increase in revenues, a 45% increase in operating cash flow and a 98% increase in operating income.

TDS Telecommunications Corporation ("TDS Telecom"), TDS' wholly owned telephone subsidiary, continued to provide solid growth in revenues, operating cash flow and operating income. Telephone access lines increased 9% to 493,000 in the first quarter of 1997 resulting in a 22% increase in revenues, a 17% increase in operating cash flow and a 17% increase in operating income.

Aerial Communications, Inc. ("Aerial"), TDS' 82.8%-owned PCS subsidiary, announced the launch of service in Columbus, Ohio, its first commercial market, on March 27, 1997. It is expected that the remaining five markets will be launched in the second quarter. Across the six markets, Aerial will launch service with approximately 600 cell sites in service. Upon completion of all phases of its build-out in 1997, more than 1,000 cell sites are planned to be in service. PCS development costs (included in "Investment and Other Income (Expense)") increased to $21.6 million in the first quarter of 1997 from $5.7 million in 1996.

American Paging, Inc. ("American Paging"), TDS' 82.1%-owned paging subsidiary, saw its units in service decline 4% to 767,400 resulting in a 7% decline in revenues. The decrease in revenues combined with an increase in operating expenses caused operating losses to decrease as compared to 1996. American Paging's new management team reported slight improvement in key indicators as it strives to reduce personnel turnover, complete significant restructuring of key business processes, and overcome competitive pressures.

RESULTS OF OPERATIONS
---------------------

Three Months Ended 3/31/97 Compared to Three Months Ended 3/31/96
-----------------------------------------------------------------

Telephone and Data Systems, Inc. ("TDS" or the "Company") reported net income available to common of $9.1 million, or $.15 per share, in the first quarter of 1997, compared to $33.3 million,
or $.56 per share, in the first quarter of 1996.   Net income in the first
quarter of 1996 was significantly impacted by gains on the sale of cellular interests and other investments. Aerial's PCS development expenses negatively impacted both periods as it prepared for the launching of its six
PCS networks.   Excluding gains on the sales of cellular interests and other investments and PCS development costs along with the related income taxes and minority interest, net income available to common would have been $20.7 million, or $.34 per share, in the first quarter of 1997, compared to $16.8 million, or $.28 per share, in the first quarter of 1996. Results of core business operations primarily reflects significant cellular business unit growth and solid telephone operations growth offset somewhat by paging losses.

The table below summarizes the effects of the gains and PCS development costs (along with the related impact on income taxes and minority interest) on net income available to common and earnings per share.

                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                      1997             1996
                                                  ------------    -------------
                                                    (Dollars in thousands,
                                                    except per share amounts)
Net Income Available to Common
   Core Business                                  $     20,689    $      16,788
   Gains                                                    --           20,308
   PCS Development Costs                               (11,553)          (3,829)
                                                  ------------    -------------
                                                  $      9,136    $      33,267
                                                  ============    =============
Earnings Per Share
   Core Business                                  $        .34    $        .28
   Gains                                                    --             .34
   PCS Development Costs                                  (.19)           (.06)
                                                  ------------    ------------
                                                  $        .15    $        .56
                                                  ============    ============

Operating Revenues increased 23% ($59.1 million) during the first quarter of 1997 primarily as a result of a 19% increase in customer units served to over
2.4 million units at March 31, 1997. Cellular represented 16% ($40.9 million) of the total increase in revenues and most of the increase in customer units, while telephone represented 8% ($19.9 million) of the total increase in revenues.

Beginning on January 1, 1997, U.S. Cellular changed its income statement presentation of certain credits for free or reduced-price airtime or access given to customers on their monthly bills. The forgone revenues are now reported as a reduction of local retail revenue instead of marketing and selling expense (for new customers) and general and administrative expense (for current customers). Amounts in the affected revenue and expense categories have been reclassified for previous years, throughout this Form 10-Q. Operating income and net income are not affected by this change.

Cellular revenues increased 29% ($40.9 million) in 1997 on a 48% increase in customer units and strong inbound roaming revenues. Cellular customers increased to 1,164,000 at March 31, 1997 from 785,000 at March 31, 1996. Total average monthly service revenue per customer was $53.50 in the first quarter of 1997 and $62.11 in 1996. Average monthly service revenue per customer continues to decline due to competitive pressures, incentive programs being offered, consumer market penetration and roaming revenues increasing at a slower rate than the U.S. Cellular customer base.

Local retail revenue increased 36% ($32.1 million) in the first quarter of 1997 due primarily to the 48% customer growth. Average monthly local retail revenue per customer declined to $36.05 in the first quarter of 1997 from $39.64 in 1996. Average local minutes of use per retail customer increased to 100 in 1997 from 96 in 1996, while average local retail revenue per minute totaled $.36 in 1997 compared to $.41 in 1996. U.S. Cellular's use of incentive programs in 1996 and 1997 that encourage lower-priced weekend and off-peak usage, in order to stimulate overall usage, resulted in an increase in average minutes of use and a lower average revenue per minute of use. Average revenue per minute also declined due to increased amounts of bill credits given to customers as incentives to become or remain customers. Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular's cellular systems when roaming) increased 16% ($6.4 million) in the first quarter of 1997. The growth in roaming revenue is due to a 24% increase in minutes used offset somewhat by negotiated reductions in roaming rates. Average inbound roaming revenue per minute totaled $.88 in 1997 and $.94 in 1996. Average monthly inbound roaming revenue per customer declined to $13.51 in 1997 compared to $17.36 in 1996. The decrease is related to both the decrease in roaming revenue per minute and the faster growth of U.S. Cellular's customer base as compared to the growth of inbound roaming revenues.

Telephone revenues increased 22% ($19.9 million) in 1997 due to growth in telephone operations ($14.8 million) and growth in other operations ($5.1 million). Telephone operations revenues increased as a result of the effects of acquisitions ($6.7 million), recovery of increased costs of providing long-distance services ($3.2 million), internal access line growth of 6% since March 31, 1996 ($1.6 million), increased sale of customer premise equipment ($1.5 million) and increased network usage ($1.3 million). The number of telephone access lines increased 9% (6% internal growth and 3% acquisitions) to 493,000 at March 31, 1997 from 454,000 at March 31, 1996. Average monthly revenue per access line increased to $66.92 for the first quarter of 1997 from $63.98 in 1996. Other operations include the revenues of a recently acquired cellular interest as well as TDS Telecom's new business ventures, mainly a long-distance provider, an Internet access provider and certain other non-telephone operations.

Radio paging revenues decreased 7% ($1.7 million) in 1997 due primarily to decreases in the number of paging units in service and the average revenue per unit ($1.4 million). The number of pagers in service decreased 4% to 767,400 in 1997 from 802,100 in 1996. Average revenue per unit decreased 4% to $9.63 in 1997 from $10.03 in 1996 reflecting competitive pricing declines and a shift in distribution channel mix.

Operating Expenses rose 21% ($47.8 million) in the first quarter of 1997 due primarily to added expenses to serve the growing customer base. Cellular represented 13% ($29.3 million) of the total increase in operating expenses, while telephone represented 7% ($15.9 million) of the increase.

Cellular expenses increased 22% ($29.3 million) during 1997. System operations expenses increased 32% ($7.7 million) in 1997 as a result of increases in customer usage expenses and costs associated with the growing number of cell sites within U.S. Cellular's systems. Customer usage expenses grew 38% ($5.2 million) as minutes of use increased, primarily related to the 48% increase in customer units and increased roaming usage. Also contributing to the increase were an additional $1.0 million of fraud-related costs in 1997. U.S. Cellular continues to implement procedures in its markets to combat this fraud, which is primarily related to roaming usage. Maintenance, utility and cell site expenses increased 25% ($2.4 million) reflecting primarily the increase in the number of cell sites to 1,377 in 1997 from 1,139 in 1996. Marketing and selling expenses incurred to add new customers increased 28% ($12.2 million), including a $2.5 million increase in cost of equipment sold. Cost per gross customer addition declined to $319 in 1997 from $330 in 1996 while gross customer activations increased to 157,000 in 1997 from 117,000 in 1996. General and administrative expenses increased 11% ($4.5 million) due to the growing customer base in existing markets and an expansion of local office and corporate staff necessitated by U.S. Cellular's growth. Depreciation and amortization increased 20% ($5.0 million) primarily due to the increase in average fixed assets since March 31, 1996.

Telephone expenses increased 24% ($15.9 million) during 1997 due to growth in telephone operations ($10.4 million) and to growth in other operations ($5.5 million). Telephone operations increased primarily due to the effects of acquisitions ($4.5 million), growth in internal operations ($2.1 million) and increased depreciation and amortization ($1.6 million). The development of a centralized network management center to provide more effective network monitoring and maintenance and the development of new service offerings caused expenses to increase $1.4 million. These expenditures are expected to begin producing cost efficiencies and new revenues in the next several quarters and beyond. Other operations include the expenses of a recently acquired cellular interest as well as TDS Telecom's new business ventures.

Paging expenses increased 9% ($2.6 million) in 1997 reflecting increased selling, general and administrative expenses primarily due to increases in the sales force ($1.9 million), increased cost of service primarily due to third-party reseller expense associated with increasing nationwide units in service ($842,000), and increased depreciation and amortization expense ($535,000) offset somewhat by reduced cost of equipment sold ($641,000) due to decreases in pager sales.

Operating Income increased 37% ($11.3 million) in the first quarter of 1997 due to strong (98%) growth in cellular operating results and steady (17%) growth in telephone results offset somewhat by a decline in paging operating results. The strong growth in cellular operating income is reflected in the cellular and consolidated margin improvements. The telephone margin decreased due to the impact of TDS Telecom's new business ventures. The paging margin decreased due to the decline in units in service and higher operating costs.

                                             Three Months Ended March 31,
                                          ------------------------------------
                                            1997        1996         Change
                                          ---------   ---------     ---------
                                                   (Dollars in thousands)
Operating Income
    Cellular                              $  23,445    $  11,822   $   11,623
    Telephone                                27,226       23,221        4,005
    Radio paging                             (8,411)      (4,086)      (4,325)
                                          ---------    ---------    ---------
                                          $  42,260    $  30,957    $  11,303
                                          =========    =========    =========
Operating Margins
    Cellular                                  12.7%          8.2%
    Telephone                                 25.0%         26.1%
    Radio paging                             (34.2%)       (15.5%)
    Consolidated                              13.3%         11.9%

Operating income is expected to decrease significantly in 1997, beginning in the second quarter, with the inclusion of Aerial's revenues and expenses in operating income upon commencement of PCS operations. Aerial began service in the Columbus MTA March 27, 1997, and expects to launch service in its five remaining MTAs during the second quarter.

Management believes there exists a seasonality at U.S. Cellular in both service revenue, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth. This seasonality may cause operating income to vary from quarter-to-quarter.

Competitors licensed to provide PCS services have initiated service in certain of U.S. Cellular's markets in recent months. U.S. Cellular anticipates that PCS operators will initiate service in several other of its markets in 1997 and 1998. U.S. Cellular's management is monitoring these and other wireless communications providers' strategies to determine what effect, if any, this additional competition will have on U.S. Cellular's future strategies and results.

Investment and Other Income (Expense) totaled $(5.0) million in 1997 and $42.2 million in 1996.

Gain on Sale of Cellular Interests and Other Investments totaled $41.8 million in the first quarter of 1996 as the Company has sold or traded certain non-strategic cellular interests and sold other investments. There were no asset sales in the first quarter of 1997.

PCS Development Costs totaled $21.6 million in 1997 and $5.7 million in 1996. The increase is associated with the costs to launch PCS service in Aerial markets. As Aerial launches service in its markets in the second quarter of 1997, its expenses will be included in operating expenses.

Cellular Investment Income, the Company's share of income of cellular markets in which the Company has a minority interest and follows the equity method of accounting, increased 68% ($7.2 million) in the first quarter of 1997 as income from the cellular markets increased. Cellular investment income is net of amortization of license costs relating to these minority interests.

Minority Share of Income includes the minority shareholders' share of U.S. Cellular's, Aerial Communications' and American Paging's net income or loss, minority partners' share of U.S. Cellular's operating markets and other minority shareholders' and partners' share of subsidiaries' net income or loss. The decrease is primarily related to the minority share in Aerial's loss. Minority shareholders of American Paging are not allocated losses in 1997 as American Paging's shareholders' equity is negative.

                                             Three Months Ended March 31,
                                           -----------------------------------
                                              1997        1996        Change
                                           ----------   ---------   ---------
                                                 (Dollars in thousands)
Minority Share of (Income) Loss
  United States Cellular
     Minority Shareholders' Share          $   (3,521)  $  (5,615)  $   2,094
     Minority Partners' Share                  (2,865)     (2,112)       (753)
                                           ----------   ---------   ---------
                                               (6,386)     (7,727)      1,341
  Aerial Communications                         3,849          --       3,849
  American Paging                                  --         946        (946)
  Telephone Subsidiaries and Other               (222)       (586)        364
                                           ----------   ---------   ---------
                                           $   (2,759)  $ (7,367)   $   4,608
                                           ==========   =========   =========

Interest Expense increased 16% ($2.0 million) in the first quarter of 1997 primarily due to the increase in short- and long-term debt outstanding.
Interest expense is expected to increase significantly through the end of the year as the Company discontinues capitalizing interest on broadband PCS licenses when Aerial commences PCS operations.

Income Tax Expense decreased 50% ($13.7 million) in 1997 compared with 1996 primarily due to the decrease in pretax income. The effective income tax rate was 59% in the first quarter of 1997 and 45% in 1996. The effective income tax rate is calculated by dividing income tax expense by pretax income.

Expenses not deductible for tax purposes, such as amortization of intangibles related to tax free acquisitions of telephone and cellular interests, and certain other book/tax differences impact the calculation of income tax expense. Income tax expense from these items were about the same in 1997 and 1996. However, dividing such income tax expense by a decreasing pretax income increased the effective income tax rate for 1997 by approximately 10 percentage points as compared to 1996. Increased state income tax expense has also caused the effective tax rate to increase.

Net Income Available to Common decreased $24.1 million to $9.1 million in the first quarter of 1997 from $33.3 million in the first quarter of 1996. Earnings Per Common Share were $.15 in the first quarter of 1997 and $.56 in the first quarter of 1996.

Net income available to common included significant PCS development costs in 1997 and 1996 as well as significant gains from the sale of cellular interests and other investments in 1996 as explained previously.

TDS anticipates that start-up and development of high-quality networks and the marketing of systems in Aerial's markets will reduce the rate of growth in TDS's operating and net income from levels which would otherwise be achieved during the next few years.

FINANCIAL RESOURCES AND LIQUIDITY

TDS and its subsidiaries operate relatively capital-intensive businesses. Rapid growth has caused expenditures for construction, expansion and acquisition programs to exceed internally generated cash flow. Accordingly, TDS has obtained substantial funds from external sources to finance construction of cellular systems, to acquire PCS licenses, to build-out PCS markets and to fund acquisitions. Although the steady internal cash flow from TDS Telecom and increasing internal cash flow from U.S. Cellular have reduced the need for external financing, Aerial's development and construction activities will require substantial additional funds from external sources.

Cash Flows From Operating Activities. TDS is generating substantial internal funds from the rapid growth in customer units and revenues. Operating cash flow (operating income plus depreciation and amortization) increased 24% to $104.3 million in the first quarter of 1997 from $84.0 million in 1996. The increase is due primarily to the 45% ($16.6 million) growth in cellular operating cash flow. Cash flows for other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $49.6 million in the first quarter of 1997 and $42.5 million in 1996.

                                               Three Months Ended March 31,
                                             ----------------------------------
                                               1997        1996        Change
                                             ----------  ----------  ---------
                                                   (Dollars in thousands)
Operating cash flow
       Cellular                              $   53,606  $   36,959  $  16,647
       Telephone                                 51,389      43,983      7,406
       Radio paging                                (707)      3,083     (3,790)
                                             ----------  ----------  ---------
                                                104,288      84,025     20,263
Other operating activities                      (49,560)    (42,478)    (7,082)
                                             ----------  ----------  ---------
                                             $   54,728  $   41,547  $  13,181
                                             ==========  ==========  =========

Cash Flows from Financing Activities. TDS has used short-term debt to finance its PCS and radio paging operations, for acquisitions and for general corporate purposes. TDS has taken advantage of attractive opportunities from time-to-time to retire short-term debt with the proceeds from long-term debt and equity sales and sales of non-strategic assets. Cash flows from financing activities totaled $90.9 million in the first quarter of 1997 compared to $8.9 million in 1996. Increases in short-term debt provided most of the Company's external financing requirements during the first quarter of 1997 and 1996. The 1997 borrowings were used primarily to fund expenditures for PCS construction and development activities and for stock repurchases.

In December 1996, the Company authorized the repurchase of up to 3 million TDS Common Shares over a period of three years. Through March 31, 1997, TDS has purchased, on the open market, 728,100 TDS Common Shares for $28.9 million and had commitments to purchase an additional 69,600 TDS Common Shares for $2.7 million. TDS also purchased 350,000 U.S. Cellular Common Shares for $9.8 million in the first quarter of 1997.

Cash Flows From Investing Activities. TDS makes substantial investments each year to acquire, construct, operate and maintain modern high-quality communications networks and facilities as a basis for creating long-term value
for shareowners.   Cash flows from investing
activities required $147.4 million in the first quarter of 1997 compared to $42.7 million in 1996, primarily for additions to property, plant and equipment totaling $169.0 million in 1997 and $96.3 million in 1996. The sales of non-strategic cellular interests and other investments provided $71.9 million in 1996.

Property, Plant and Equipment. The primary purpose of TDS's construction and expansion program is to provide for significant customer growth, to upgrade service, to expand into new communication areas, and to take advantage of service-enhancing and cost-reducing technological developments. Additions to property, plant and equipment totaled $169.0 million in the first quarter of 1997 consisting primarily of $53.1 million for cellular plant and equipment, $23.9 million for telephone plant and equipment and $84.6 million for PCS property and equipment.

Acquisitions. TDS continually reviews attractive opportunities for the acquisition of additional cellular and telephone companies which add value to the organization. As the number of opportunities for outright acquisitions of cellular interests has decreased and as U.S. Cellular's clusters have grown to realize greater economies of scale, U.S. Cellular's focus has shifted toward exchanges and sales of non-strategic interests.

In February 1997, U.S. Cellular announced that it had entered into an exchange agreement with BellSouth Corporation, pursuant to which U.S. Cellular will receive majority interests in twelve contiguous markets adjacent to its Iowa and Wisconsin/Illinois clusters. In exchange, U.S. Cellular will transfer its majority interests in ten markets, minority interests in 13 markets, pay cash and incur certain income tax costs, the amounts of which are dependent upon certain factors. U.S. Cellular will receive majority interests representing approximately 3.9 million population equivalents ("pops") in the transaction, and will divest majority interests representing approximately 1.9 million pops and minority interests representing 1.4 million pops. The transaction is subject to various regulatory and other approvals.

LIQUIDITY

TDS anticipates that the aggregate resources required for 1997 will include approximately $810 million for capital spending, consisting of $300 million for cellular capital additions, $130 million for telephone capital additions, $345 million for PCS capital additions and $35 million for the radio paging property and equipment, and $255 million for working capital and operating expenses for Aerial. The Company anticipates financing these expenditures with internally generated funds and short-term and intermediate-term financing.

TDS is generating substantial internal funds from the rapid growth in customer units and revenues. Operating cash flow for the twelve months ended March 31, 1997 increased $71.8 million, or 21%, to $405.9 million from $334.1 million in 1996.
                                        Twelve Months Ended March 31,
                                      ------------------------------------
                                        1997          1996        Change
                                      ----------   ----------   ----------
                                           (Dollars in thousands)
Operating cash flow
       Cellular                       $  212,852   $  141,414   $   71,438
       Telephone                         199,731      177,482       22,249
       Radio paging                       (6,639)      15,247      (21,886)
                                      ----------   ----------   ----------
                                      $  405,944   $  334,143   $   71,801
                                      ==========   ==========   ==========

U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash supplemented by short-term and intermediate-term financing. TDS Telecom plans to finance its construction program using internally generated cash supplemented by long-term financing from federal government programs. Aerial plans to finance its construction expenditures and working capital requirements with short-term and intermediate-term financing, vendor financing and sales of minority equity interests in MTAs to strategic investors.

TDS and its subsidiaries have cash and temporary investments totaling $85.8 million and longer-term cash investments totaling $38.2 million at March 31, 1997. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries' debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

TDS and its subsidiaries also have access to a variety of external capital sources. TDS and its subsidiaries had $655 million of bank lines of credit for general corporate purposes at March 31, 1997. Unused amounts of such lines totaled $356 million. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

The Company anticipates requiring additional funding to finance Aerial's expected capital expenditures and working capital requirements, to finance acquisitions and for general corporate purposes. The timing and amount of such funding requirements will depend on the timing of the completion of Aerial's construction and operational plans, the timing of acquisitions, and other relevant factors. There can be no assurance that sufficient funds will be available to the Company on terms or at prices acceptable to the Company. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its construction, development and acquisition programs. TDS and its subsidiaries anticipate accessing public and private capital markets to issue debt and equity securities only when capital requirements, financial market conditions and other factors warrant.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations are forward-looking statements. These statements contain potential risks and uncertainties and, therefore, actual results may differ materially.
TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which TDS operates; advances in telecommunications technology; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; start-up of PCS operations; and unanticipated changes in growth in cellular customers, penetration rates, churn rates and the mix of products and services offered in our markets. Readers should evaluate any statements in light of these important factors.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                    Unaudited
                                    ---------

                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      1997             1996
                                                  ------------     -----------
                                                      (Dollars in thousands,
                                                    except per share amounts)
OPERATING REVENUES
    Cellular telephone                            $    184,584     $    143,642
    Telephone                                          109,014           89,111
    Radio paging                                        24,580           26,310
                                                  ------------     ------------
                                                       318,178          259,063
                                                  ------------     ------------
OPERATING EXPENSES
    Cellular telephone                                 161,139          131,820
    Telephone                                           81,788           65,890
    Radio paging                                        32,991           30,396
                                                  ------------     ------------
                                                       275,918          228,106
                                                  ------------     ------------

OPERATING INCOME                                        42,260           30,957
                                                  ------------     ------------
INVESTMENT AND OTHER INCOME (EXPENSE)
    Interest and dividend income                         3,418            2,176
    Cellular investment income, net of
        license cost amortization                       17,601           10,449
    Gain on sale of cellular interests
     and other investments                                  --           41,758
    PCS development costs                              (21,614)          (5,746)
    Other income (expense), net                         (1,637)             886
    Minority share of income                            (2,759)          (7,367)
                                                  ------------     ------------
                                                        (4,991)          42,156
                                                  ------------     ------------
INCOME BEFORE INTEREST AND INCOME TAXES                 37,269           73,113
Interest expense                                        13,814           11,860
                                                  ------------     ------------
INCOME BEFORE INCOME TAXES                              23,455           61,253
Income tax expense                                      13,838           27,564
                                                  ------------     ------------
NET INCOME                                               9,617           33,689
Preferred Dividend Requirement                            (481)            (422)
                                                  ------------     ------------

NET INCOME AVAILABLE TO COMMON                    $      9,136     $     33,267
                                                  ============     ============

WEIGHTED AVERAGE COMMON SHARES (000s)                   61,352           59,393

EARNINGS PER COMMON SHARE                         $        .15     $        .56
                                                  ============     ============


DIVIDENDS PER COMMON AND
    SERIES A COMMON SHARE                         $       .105     $        .10
                                                  ============     ============


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

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                         Three Months Ended
                                                               March 31,
                                                     -------------------------
                                                         1997          1996
                                                     ----------    -----------
                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $    9,617    $    33,689
  Add (Deduct) adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                        62,028          53,068
    Deferred taxes                                        3,730           6,432
    Investment income                                   (19,154)        (11,232)
    Minority share of income                              2,759           7,367
    Gain on sale of cellular interests
     and other investments                                   --         (41,758)
    Noncash interest expense                              5,805           4,606
    Other noncash expense                                 5,240           5,350
    Change in accounts receivable                          (185)            505
    Change in accounts payable                           (8,598)        (15,375)
    Change in accrued taxes                               4,988           9,766
    Change in accrued interest                           (4,259)         (5,634)
    Change in other assets and liabilities               (7,243)         (5,237)
                                                     ----------     -----------
                                                         54,728          41,547
                                                     ----------     -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Long-term debt borrowings                             2,840           2,168
    Repayments of long-term debt                         (8,373)         (7,080)
    Change in notes payable                             140,866          19,952
    Dividends paid                                       (6,880)         (6,451)
    Repurchase of Common Shares                         (28,878)             --
    Purchase of subsidiary common stock                  (9,801)             --
    Other financing activities                            1,106             338
                                                     ----------     -----------
                                                         90,880           8,927
                                                     ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment         (169,024)        (96,320)
    Investments in and advances to cellular
     minority partnerships                               (6,146)         (7,015)
    Distributions from partnerships                       9,297           2,566
    Investments in PCS licenses                          (4,745)         (6,364)
    Proceeds from investment sales                           --          71,864
    Change in other investments                          (2,239)           (251)
    Acquisitions, net of cash acquired                       --           2,790
    Change in temporary investments and marketable
     securities                                          25,478          (9,950)
                                                     ----------     -----------
                                                       (147,379)        (42,680)
                                                     ----------     -----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                       (1,771)          7,794
CASH AND CASH EQUIVALENTS -
    Beginning of period                                  57,633          55,116
                                                     ----------     -----------
    End of period                                    $   55,862     $    62,910
                                                     ==========     ===========

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
                                     ------

                                            (Unaudited)
                                          March 31, 1997     December 31, 1996
                                          --------------     -----------------
                                                 (Dollars in thousands)

CURRENT ASSETS
  Cash and cash equivalents               $      55,862      $      57,633
  Temporary investments                          29,978             61,664
  Accounts receivable from customers
   and others                                   179,734            181,212
  Materials and supplies, at average cost,
   and other current assets                      52,654             45,561
                                          -------------      -------------
                                                318,228            346,070
                                          -------------      -------------
INVESTMENTS
  Cellular license acquisition costs,
   net of amortization                        1,083,058          1,088,409
  Cellular minority interests                   221,822            206,390
  PCS license acquisition costs                 387,468            382,723
  Franchise costs and other costs in
   excess of the underlying book value
   of subsidiaries, net                         181,049            181,845
  Other investments                              90,967             84,537
                                          -------------      -------------
                                              1,964,364          1,943,904
                                          -------------      -------------
PROPERTY, PLANT AND EQUIPMENT
  Cellular telephone, net                       680,938            650,754
  Telephone, net                                768,625            774,388
  PCS, net                                      413,454            322,723
  Radio paging, net                              45,762             51,472
  Other, net                                     36,366             29,552
                                          -------------      -------------
                                              1,945,145          1,828,889
                                          -------------      -------------
OTHER ASSETS AND DEFERRED CHARGES                88,129             82,106
                                          -------------      -------------
  TOTAL ASSETS                            $   4,315,866      $   4,200,969
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
                      ------------------------------------



                                              (Unaudited)
                                            March 31, 1997   December 31, 1996
                                            --------------   -----------------
                                                  (Dollars in thousands)
CURRENT LIABILITIES
    Current portion of long-term debt
        and preferred shares                $       38,389    $       38,197
    Notes payable                                  299,468           160,537
    Accounts payable                               209,204           205,427
    Advance billings and customer deposits          33,043            32,434
    Accrued interest                                 7,518            11,777
    Accrued taxes                                    8,851             3,194
    Other current liabilities                       57,795            57,701
                                            --------------    --------------
                                                   654,268           509,267
                                            --------------    --------------

DEFERRED LIABILITIES AND CREDITS                   217,828           214,906
                                            --------------    --------------

LONG-TERM DEBT, excluding current portion          983,911           982,232
                                            --------------    --------------

REDEEMABLE PREFERRED SHARES, excluding
    current portion                                    279               280
                                            --------------    --------------

MINORITY INTEREST in subsidiaries                  427,231           432,343
                                            --------------    --------------

NONREDEEMABLE PREFERRED SHARES                      28,720            29,000
                                            --------------    --------------

COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $1 per share             54,306            54,237
  Series A Common Shares,
   par value $1 per share                            6,917             6,917
  Common Shares issuable
  (20,480 and 30,977 shares, respectively)             961             1,461
  Capital in excess of par value                 1,661,115         1,661,093
  Treasury Shares, at cost (797,700 shares)        (31,643)               --
  Retained earnings                                311,973           309,233
                                            --------------    ---------------
                                                 2,003,629         2,032,941
                                            --------------    ---------------
TOTAL LIABILITIES
 AND STOCKHOLDERS' EQUITY                   $    4,315,866     $   4,200,969
                                            ==============    ===============

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

2. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

3. Earnings per Common Share were computed by dividing Net Income Available to Common by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common stock equivalents at March 31, 1997 consist of dilutive Common Share options.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in March 1997 which will become effective in December 1997. Earnings per share would not change if the SFAS No. 128 was in effect as of January 1, 1996.

4. Assuming that acquisitions accounted for as purchases during the period January 1, 1996, to March 31, 1997, had taken place on January 1, 1996, unaudited pro forma results of operations from continuing operations would have been as follows (there were no acquisitions from January 1, 1997 to March 31, 1997):

                                                         Three Months Ended
                                                           March 31, 1996
                                                  -----------------------------
                                                  (Dollars in thousands, except
                                                        per share amounts)

      Operating revenues                                    $     269,769
      Net income                                                   35,653
      Earnings per share                                    $         .57


5.    Supplemental Cash Flow Information
      Cash and cash equivalents include cash and those short-term, highly liquid investments with original maturities of three months or less. Those investments with original maturities of more than three months to twelve months are classified as temporary investments. Temporary investments are stated at cost, which approximates market. Those investments with original maturities of more than 12 months are classified as marketable securities and are stated at amortized cost.

      TDS acquired certain cellular licenses, operating companies and telephone companies in 1996. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed and Common Shares issued.

                                                     Three Months Ended
                                                        March 31, 1996
                                                -----------------------------
                                                (Dollars in thousands, except
                                                      per share amounts)

      Property, plant and equipment                       $    30,779
      Cellular licenses                                        50,347
      Decrease in equity method investment in
          cellular interests                                   (1,845)
      Franchise costs                                           8,387
      Long-term debt                                          (14,304)
      Deferred credits                                         (3,455)
      Other assets and liabilities,
         excluding cash and cash equivalents                    1,069
      Minority interest                                          (443)
      Common Shares issued and issuable                       (73,291)
      USM Stock issued and issuable                               (34)
                                                          ------------
     Increase in cash due to acquisitions                 $    (2,790)
                                                         =============



The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                      Three Months Ended
                                                           March 31,
                                                 ---------------------------
                                                   1997             1996
                                                 -----------    ------------
                                                    (Dollar in thousands)

      Interest Paid                              $    16,924    $     19,277
      Income Taxes Paid                                4,209           2,534
      Common Shares issued by TDS for
         conversion of TDS Preferred Stock       $       261    $      3,974

6.    Business Segment Information

      The following tables summarize business segment information for the three months ended or at March 31, 1997, and 1996.

CELLULAR OPERATIONS

                                                  Three Months Ended or at
                                                         March 31,
                                              -------------------------------
                                                    1997             1996
                                              -------------     -------------
                                                   (Dollars in thousands)

     Operating Revenues
        Local service                         $     121,027     $      88,942
        Inbound roaming                              45,340            38,948
        Long-distance and other                      18,217            15,752
                                              -------------     -------------
                                                    184,584           143,642
                                              -------------     -------------
     Operating Expenses
        System operations                            31,229            23,578
        Marketing and selling                        37,040            27,408
        Cost of equipment sold                       17,994            15,473
        General and administrative                   44,715            40,224
        Depreciation                                 21,509            16,935
        Amortization                                  8,652             8,202
                                              -------------     -------------
                                                    161,139           131,820
                                              -------------     -------------
     Operating Income                         $      23,445     $      11,822
                                              =============     =============
     Additions to property, plant
       and equipment                          $      53,062     $      45,611
     Identifiable assets                      $   2,164,997     $   1,958,084

TELEPHONE OPERATIONS
                                                     Three Months Ended or at
                                                            March 31,
                                                     -------------------------
                                                        1997            1996
                                                     ----------      ----------
                                                      (Dollars in thousands)
        Telephone Operations
             Operating Revenues
                 Local service                       $   29,861      $   25,229
                 Network access and long-distance        56,592          48,506
                 Miscellaneous                           11,709           9,664
                                                     ----------      ----------
                                                         98,162          83,399
                                                     ----------      ----------
             Operating Expenses
                 Network operations                      17,701          14,077
                 Depreciation and Amortization           23,293          20,137
                 Customer operations                     14,897          11,514
                 Corporate and other                     15,090          14,817
                                                     ----------      ----------
                                                         70,981          60,545
                                                     ----------      ----------
             Telephone Operating Income                  27,181          22,854
                                                     ----------      ----------
        Other Operations
             Revenues                                    11,084           6,034
             Expenses                                    11,039           5,667
                                                     ----------      ----------

             Other Operating Income                          45             367
                                                     ----------      ----------
        Intercompany Eliminations
             Revenue                                       (232)           (322)
             Expenses                                      (232)           (322)
                                                     ----------     -----------
        Operating Income                             $   27,226     $    23,221
                                                     ==========     ===========
        Additions to property, plant and equipment   $   23,904     $    27,522
        Identifiable assets                          $1,173,614     $ 1,080,160


RADIO PAGING OPERATIONS
                                                     Three Months Ended or at
                                                             March 31,
                                                     ------------------------
                                                       1997            1996
                                                     ----------     -----------
                                                       (Dollars in thousands)

        Operating revenues                           $   24,580     $    26,310
                                                     ----------     -----------
        Costs and expenses
             Cost of services                             6,861           6,019
             Selling, general and administrative         16,263          14,404
             Cost of equipment sold                       2,163           2,804
             Depreciation and amortization                7,704           7,169
                                                     ----------     -----------
                                                         32,991          30,396
                                                     ----------     -----------
        Operating (Loss)                             $   (8,411)    $    (4,086)
                                                     ==========     ===========
        Additions to property, plant and equipment   $    2,954     $    10,814
        Identifiable assets                          $  147,874     $   156,885

OTHER OPERATIONS
                                                     Three Months Ended or at
                                                               March 31,
                                                     --------------------------
                                                        1997            1996
                                                     ----------     -----------
                                                        (Dollars in thousands)

        Additions to property, plant and equipment
             PCS                                     $   84,608     $     8,910
             Other                                   $    4,496     $     3,463
        Identifiable assets
             PCS                                     $  738,741     $   343,945
             Other                                   $   90,640     $    48,461

                           PART II. OTHER INFORMATION
                           --------------------------


Item 5.  Other Information
--------------------------

        In December 1996, TDS authorized the repurchase of up to 3 million TDS Common Shares over a period of three years. Through March 31, 1997, TDS has repurchased, on the open market, 728,100 TDS Common Shares for $28.9 million and had commitments to purchase an additional 69,600 TDS Common Shares for $2.7 million. In addition, TDS also purchased 350,000 U.S. Cellular Common Shares for $9.8 million in the first quarter of 1997. The share repurchases were financed primarily by borrowings under TDS' short-term lines of credit.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

        (a)  Exhibit 11 - Computation of earnings per common share.

        (b)  Exhibit 12 - Statement regarding computation of ratios.

        (c)  Exhibit 27 - Financial Data Schedule

        (d)  Reports on Form 8-K filed during the quarter ended March 31, 1997:


             No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------
                                  (Registrant)





Date      May 13, 1997                         MURRAY L. SWANSON
          -------------                        --------------------------------
                                               Murray L. Swanson,
                                               Executive Vice President-Finance
                                               (Chief Financial Officer)



Date      May 13, 1997                         GREGORY J. WILKINSON
          -------------                        --------------------------------
                                               Gregory J. Wilkinson,
                                               Vice President and Controller
                                               (Principal Accounting Officer)