Form 10-Q
period 1997-06-30
TELEPHONE & DATA SYSTEMS INC
filed 1997-08-12
CIK 96966

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1997
                              --------------------------------------------------

                                              OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

                          Commission File Number 1-8251

--------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.

--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

            Iowa                                           36-2669023
 -----------------------------                 ------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                30 North LaSalle Street, Chicago, Illinois  60602
             --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                    Yes X  No
                                       ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at July 31, 1997
   -----------------------------              -------------------------------
    Common Shares, $1 par value                      52,580,316 Shares
Series A Common Shares, $1 par value                  6,927,174 Shares

--------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------

                         2ND QUARTER REPORT ON FORM 10-Q
                         -------------------------------


                                      INDEX
                                      -----


                                                                      Page No.
                                                                      --------

Part I.      Financial Information

                Management's Discussion and Analysis of
                   Results of Operations and Financial Condition        2-13

                Consolidated Statements of Income -
                   Three Months and Six Months Ended
                   June 30, 1997 and 1996                                14

                Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 1997 and 1996               15

                Consolidated Balance Sheets -
                   June 30, 1997 and December 31, 1996                 16-17

                Notes to Consolidated Financial Statements             18-21


Part II.     Other Information                                         22-23


Signatures                                                               24

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------


Telephone and Data Systems, Inc. ("TDS" or the "Company") is a diversified telecommunications company which provides high-quality telecommunications services to nearly 2.6 million cellular telephone, local telephone, personal communications service ("PCS") and radio paging customer units. TDS's long-term business development strategy is to expand its operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes utilize TDS's expertise in customer-based telecommunications.

TDS continued to make substantial progress during the first half of 1997 with excellent growth in the cellular business, the launch of all six of Aerial's PCS markets and steady results in the telephone business. Revenues increased 23% as a result of a 20% increase in customer units to nearly 2.6 million units. The commencement of PCS operations significantly reduced operating cash flows, operating income and net income as compared to last year. Strong increases in cash flow from United States Cellular Corporation and solid growth from TDS Telecommunications, Inc. were offset by Aerial Communications, Inc.'s start-up activities resulting in a 3% decline in operating cash flow. Operating income decreased by 38% primarily due to the PCS start-up activities. Net income to common declined 83% to $15.5 million as a result of a reduction in gains on the sale of cellular interests and other investments and on the losses incurred in the start-up of the PCS markets.

United States Cellular Corporation ("U.S. Cellular"), TDS's 80.9%-owned cellular subsidiary, continued its rapid growth during the first half of 1997. Customer units increased 47% to 1,263,000. The increase in customer units drove a 28% increase in revenues, a 36% increase in operating cash flow and a 57% increase in operating income.

TDS Telecommunications Corporation ("TDS Telecom"), TDS's wholly owned telephone subsidiary, continued to provide solid growth with an 18% increase in revenues, a 12% increase in operating cash flow and a 5% increase in operating income. Telephone access lines increased by 6% to 500,000.

Aerial Communications, Inc. ("Aerial"), TDS's 82.6%-owned PCS subsidiary, launched service in all six of its markets in the first half of 1997. Customer units totaled 28,000 at June 30, 1997. The launching of service resulted in Aerial's costs being included in operating income in the second quarter of 1997. Operating cash flow was a negative $45.8 million while operating losses totaled
$51.6 million.   PCS development costs, costs incurred prior to the launch of service, (included in "Investment and Other Income (Expense)") totaled $21.6 million in the first half of 1997 and $13.5 million in 1996.

American Paging, Inc. ("American Paging"), TDS's 82.0%-owned paging subsidiary, reported a 3% decline in units in service to 780,600 contributing to a 7% decline in revenues. The decrease in revenues combined with an increase in operating expenses caused operating losses to increase as compared to 1996. Customer units increased by 13,200 units in the second quarter of 1997, the first reported quarterly increase in units since the second quarter of 1996.

RESULTS OF OPERATIONS
---------------------

Six Months Ended 6/30/97 Compared to Six Months Ended 6/30/96
-------------------------------------------------------------

Telephone and Data Systems, Inc. ("TDS" or the "Company") reported net income available to common of $15.5 million, or $.25 per share, in the first half of 1997, compared to $92.9 million, or $1.54 per share, in the first half of 1996. Net income available to common from U.S. Cellular and TDS Telecom increased
59% to $66.6 million, or $1.10 per share, in the first half of 1997, from $41.9 million, or $.70 per share, in the first half of 1996. Aerial's PCS development and start-up activities reduced net income and earnings per share by $40.2 million, or $.66 per share, in 1997 and $5.6 million, or $.10 per share, in 1996. American Paging's activities reduced net income and earnings per share by $15.0 million, or $.25 per share, in 1997 and $4.2 million, or $.07 per share in 1996. Net income included gains on the sale of cellular interests and other investments of $4.0 million, or $.06 per share in 1997 and $60.8 million, or $1.01 per share in 1996.

The table below summarizes the effects of the business units and gains (along with the related impact on income taxes and minority interest) on net income available to common and earnings per share.

                                                  Six Months Ended June 30,
                                                ---------------------------
                                                   1997            1996
                                                -----------     -----------
                                                  (Dollars in thousands,
                                                 except per share amounts)
Net Income Available to Common
   U.S. Cellular and TDS Telecom                $   66,642     $   41,938
   Aerial                                          (40,193)        (5,636)
   American Paging                                 (14,969)        (4,202)
   Gains                                             4,007         60,789
                                                -----------    -----------
                                                $   15,487     $   92,889
                                                ===========    ===========
Earnings Per Share
   U.S. Cellular and TDS Telecom                $     1.10     $      .70
   Aerial                                             (.66)          (.10)
   American Paging                                    (.25)          (.07)
   Gains                                               .06           1.01
                                                -----------    -----------
                                                $      .25     $     1.54
                                                ===========    ===========


Operating Revenues increased 23% ($125.4 million) during the first half of 1997 primarily as a result of a 20% increase in customer units served to nearly 2.6 million units at June 30, 1997. U.S. Cellular contributed 71% ($89.1 million) of the total increase in revenues and most of the increase in customer units, while TDS Telecom contributed 26% ($33.0 million) of the total increase in revenues.

U.S. Cellular revenues increased 28% ($89.1 million) in 1997 on a 47% increase in customer units and strong inbound roaming revenues. Cellular customers increased to 1,263,000 at June 30, 1997 from 860,000 at June 30, 1996. Total average monthly service revenue per customer was $56.03 in the first half of 1997 and $64.93 in 1996. Average monthly service revenue per customer continues to decline due to competitive pressures, incentive programs, consumer market penetration and roaming revenues increasing at a slower rate than the U.S. Cellular customer base.

Local retail revenue increased 36% ($68.7 million) in the first half of 1997 due primarily to the 47% customer growth. Average monthly local retail revenue per customer was $37.21 in the first half of 1997 and $40.85 in 1996. Average local minutes of use per retail customer increased to 106 in 1997 from 102 in 1996, while average local retail revenue per minute totaled $.35 in 1997 compared to $.40 in 1996. U.S. Cellular's increasing use of incentive programs that encourage lower-priced weekend and off-peak usage, in order to stimulate overall usage, resulted in an increase in average minutes of use and a lower average revenue per minute of use. Average revenue per minute also declined due to increased amounts of bill credits given to customers as incentives to become or remain customers. Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular's cellular systems when roaming) increased 17% ($15.2 million) in the first half of 1997. The growth in roaming revenue is due to a 24% increase in minutes used offset somewhat by negotiated reductions in roaming rates. Average inbound roaming revenue per minute totaled $.88 in 1997 and $.93 in 1996. Average monthly inbound roaming revenue per customer was $14.66 in 1997 compared to $18.63 in 1996. The decrease is related to both the decrease in roaming revenue per minute and the faster growth of U.S. Cellular's customer base as compared to the growth of inbound roaming revenues.

Beginning on January 1, 1997, U.S. Cellular changed its income statement presentation of certain credits for free or reduced-price air time or access given to customers on their monthly bills. The foregone revenues are now reported as a reduction of local retail revenue instead of marketing and selling expense (for new customers) and general and administrative expense (for current customers). Amounts in the affected revenue and expense categories have been reclassified for previous years, throughout this Form 10-Q. Operating income and net income are not affected by this change.

TDS Telecom revenues increased 18% ($33.0 million) in 1997 due to growth in telephone operations ($22.4 million) and growth in other operations ($10.6 million). Telephone operations revenues increased as a result of the effects of acquisitions ($8.0 million), recovery of increased costs of providing long-distance services ($6.4 million), internal access line growth since
June 30, 1996 ($2.8 million), increased network usage ($2.3 million) and increased sale of customer premise equipment ($2.1 million). The number of telephone access lines increased 6% to 500,000 at June 30, 1997 from 471,000 at June 30, 1996. Average monthly revenue per access line increased to $66.99 for the first half of 1997 from $65.52 in 1996. Other operations include the revenues of a long-distance provider, a recently acquired cellular interest as well as TDS Telecom's new business ventures which include an Internet access provider and a structured wiring business.

Aerial revenues totaled $7.1 million in 1997 consisting primarily of revenues from units sold to customers ($5.9 million). At June 30, 1997, Aerial had 28,000 customers in service resulting in $1.2 million of service revenue.

American Paging revenues decreased 7% ($3.8 million) in 1997 due primarily to decreases in the number of paging units in service and the average revenue per unit. The number of pagers in service decreased 3% to 780,600 in 1997 from 803,500 in 1996. Average revenue per unit decreased 4% to $9.48 in 1997 from $9.89 in 1996 reflecting competitive pricing declines and a shift in distribution channel mix towards indirect channels, which typically provide lower service revenue per unit.

Operating Expenses rose 33% ($155.7 million) in the first half of 1997 due primarily to added expenses to serve the growing customer base and PCS expenses attributable to the start-up activities. U.S. Cellular represented 42%
($65.3 million) of the total increase  and TDS Telecom represented 20%
($30.5 million) of the increase primarily due to the increase in customers while Aerial's start-up activities represented 38% ($58.8 million) of the increase.

U.S. Cellular expenses increased 24% ($65.3 million) during 1997. System operations expenses increased 32% ($16.9 million) in 1997 as a result of increases in customer usage expenses and costs associated with the growing number of cell sites within U.S. Cellular's systems. Customer usage expenses grew 38% ($11.9 million) as minutes of use increased, primarily related to the 47% increase in customer units and increased roaming usage. Maintenance, utility and cell site expenses increased 24% ($5.0 million) reflecting primarily the increase in the number of cell sites to 1,485 in 1997 from 1,185 in 1996. Marketing and selling expenses incurred to add new customers increased 30% ($26.3 million), including a $4.4 million increase in cost of equipment sold. Cost per gross customer addition declined to $320 in 1997 from $325 in 1996 while gross customer activations increased to 321,000 in 1997 from 240,000 in 1996. As discussed above, customer bill credits were reclassified from marketing and selling expenses and general and administrative expenses to local retail revenue in 1997 and 1996. General and administrative expenses increased 15% ($12.3 million) due to the growing customer base in existing markets and an expansion of local office and corporate staff necessitated by U.S. Cellular's growth. Depreciation and amortization increased 19% ($9.8 million) primarily due to the increase in average fixed assets since June 30, 1996.

TDS Telecom expenses increased 22% ($30.5 million) during 1997 primarily due to growth in telephone operations ($18.7 million) and growth in other operations ($11.8 million). Telephone operations increased primarily due to the effects of acquisitions ($6.2 million), increased depreciation and amortization
($5.8 million), growth in internal operations ($4.4 million), and development of a centralized network management center and new products and services ($2.8 million). Other operations include the expenses of a long-distance provider, a recently acquired cellular interest as well as TDS Telecom's new business ventures which include an Internet access provider and a structured wiring business.

Aerial expenses, included in operating expenses, totaled $58.8 million in the first half of 1997. Expenses incurred in the first quarter of 1997, prior to the launch of the first market, are included in PCS Development Costs as part of Other Income. System operations expenses totaled $4.0 million reflecting the costs of operating Aerial's network, primarily cell site expenses, landline interconnection charges and wages. Marketing and selling expenses reflecting an aggressive advertising campaign that accompanied the launch of service, totaled $14.9 million while cost of equipment sold totaled $15.0 million. General and administrative expenses totaled $17.2 million reflecting the expenses associated with the management and operating teams as well as overhead expenses. Customer service expenses totaled $1.8 million primarily for the staffing to support the roll-out of the PCS markets. Depreciation and amortization totaled $5.9 million.

American Paging expenses increased 2% ($1.1 million) in the first half of 1997. Selling, general and administrative expenses increased 4% ($1.3 million) primarily due to increases in selling and marketing costs associated with increased recruiting and training costs related to sales force turnover
($4.1 million), offset somewhat by a decrease in general and administrative expenses ($2.7 million) primarily related to the decrease in restructuring costs. During the first half of 1996, American Paging recorded restructuring expenses of $1.9 million related to subleasing office space, employee severance, out placement services and consulting services.

Operating Income decreased 38% ($30.3 million) in the first half of 1997 reflecting the effects of Aerial's start-up activities offset somewhat by strong (57%) growth in U.S. Cellular's operating results. The strong growth in cellular operating income is reflected in the cellular margin improvements. TDS Telecom's margin decreased due primarily to TDS Telecom's new business ventures.

                                         Six Months Ended June 30,
                               ----------------------------------------
                                   1997          1996           Change
                               -----------   -----------   ------------
                                         (Dollars in thousands)

Operating Income
    U.S. Cellular              $   65,599    $   41,843     $   23,756
    TDS Telecom                    51,306        48,848          2,458
    Aerial                        (51,633)           --        (51,633)
    American Paging               (15,540)      (10,653)        (4,887)
                               -----------   -----------    -----------
                               $   49,732    $   80,038     $  (30,306)
                               ===========   ===========    ===========
Operating Margins
    U.S. Cellular                   16.3%         13.4%
    TDS Telecom                     23.3%         26.1%
    Aerial                            N/M           N/M
    American Paging                (31.8%)       (20.3%)
    Consolidated                     7.3%         14.5%

N/M = Not Meaningful

Management believes there exists a seasonality at U.S. Cellular in both service revenue, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth. This seasonality may cause operating income to vary from quarter-to-quarter. Additionally, competitors licensed to provide PCS services have initiated service in certain of U.S. Cellular's markets over the past twelve months. U.S. Cellular expects PCS operators to complete initial deployment of PCS across all of its markets by the end of 1998. U.S. Cellular's management is monitoring these and other wireless communications providers' strategies to determine what effect this additional competition will have on U.S. Cellular's future strategies and results.

Investment and Other Income (Expense) totaled $24.3 million in 1997 and $124.1 million in 1996. Gain on Sale of Cellular Interests and Other Investments totaled $10.6 million in the first half of 1997 and $128.3 million in 1996 as the Company has sold or traded certain non-strategic cellular interests and sold other investments. PCS Development Costs totaled $21.6 million in 1997 and $13.5 million in 1996. The increase is associated with the costs prior to launching PCS service in Aerial markets. Effective with the beginning of the second quarter of 1997, all costs associated with the markets are now being included in operating income. Cellular Investment Income, the Company's share of income of cellular markets in which the Company has a minority interest and follows the equity method of accounting, increased 59% ($13.2 million) in the first half of 1997 as income from the cellular markets increased. Cellular investment income is net of amortization of license costs relating to these minority interests.

Minority Share of Income includes the minority shareholders' share of U.S. Cellular's, Aerial's and American Paging's net income or loss, minority partners' share of U.S. Cellular's operating markets and other minority shareholders' and partners' share of subsidiaries' net income or loss. The decrease in 1997 is primarily related to the increase in Aerial's net loss allocated to its minority shareholders and the decrease in U.S. Cellular's net income allocated to its minority shareholders caused by the reduction in gains. Minority shareholders of American Paging are not allocated losses in 1997 as American Paging's shareholders' equity is negative.

                                                 Six Months Ended June 30,
                                        --------------------------------------
                                           1997           1996         Change
                                        ----------     ----------    ---------
                                                (Dollars in thousands)
Minority Share of (Income) Loss
  United States Cellular
     Minority Shareholders' Share       $  (9,563)     $ (17,845)    $  8,282
     Minority Partners' Share              (7,248)        (5,421)      (1,827)
                                        ----------     ----------    ---------
                                          (16,811)       (23,266)       6,455
  Aerial                                   13,488            809       12,679
  American Paging                              --          2,422       (2,422)
  Telephone Subsidiaries and Other           (869)          (767)        (102)
                                        ----------     ----------    ---------
                                        $  (4,192)     $ (20,802)    $ 16,610
                                        ==========     ==========    =========

Interest Expense increased 60% ($12.7 million) in the first half of 1997 primarily due to the increase in short- and long-term debt outstanding. Interest expense also increased $3.4 million as the Company discontinued capitalizing interest on broadband PCS licenses upon commencement of PCS operations.

Income Tax Expense decreased 73% ($65.8 million) in 1997 compared with 1996 primarily due to the decrease in pretax income. The effective income tax rate was 59% in the first half of 1997 and 49% in 1996.

Certain expenses are not deductible for tax purposes, such as amortization of intangibles related to tax free acquisitions. The amount of these expenses were about the same in 1997 and 1996. Pretax income however, is expected to be substantially lower in 1997. Due to the expected lower pretax income, the impact of these expenses on the effective income tax rate increased the rate approximately 10 percentage points when compared to 1996.

Net Income Available to Common decreased $77.4 million to $15.5 million in the first half of 1997 from $92.9 million in the first half of 1996. Earnings Per Common Share were $.25 in the first half of 1997 and $1.54 in the first half of 1996.

Net income available to common included significant gains from the sale of cellular interests and other investments in 1996 as well as significant PCS development costs in 1997 and 1996 as explained previously.

TDS anticipates that start-up and development of high-quality networks and the marketing of systems in Aerial's markets will reduce the rate of growth in TDS's operating and net income from levels which would otherwise be achieved during the next few years.

Three Months Ended 6/30/97 Compared to Three Months Ended 6/30/96

Net income available to common was $6.4 million, or $.11 per share, in 1997 compared to $59.5 million, or $.97 per share in 1996. Net income from U.S. Cellular and TDS Telecom increased 67% to $38.2 million, or $.64 per share in 1997 from $22.9 million, or $.37 per share, in 1996, primarily reflecting growth in the cellular business. The loss from Aerial's PCS start-up activities totaled $28.6 million, or $.48 per share, in 1997 and $1.8 million, or $.03 per share in 1996. American Paging's loss reduced net income and earnings per share by $7.2 million, or $.12 per share, in 1997 and $2.1 million, or $.03 per share in 1996. Net income and earnings per share included gains of $4.0 million, or $.07 per share, in 1997 and $40.5 million, or $.66 per share, in 1996.

The table below summarizes the effects of the business units and gains (along with the related impact on income taxes and minority interest) on net income available to common and earnings per share.

                                                   Three Months Ended June 30,
                                                  ----------------------------
                                                     1997             1996
                                                  -----------    -------------
                                                     (Dollars in thousands,
                                                   except per share amounts)
Net Income Available to Common
   U.S. Cellular and TDS Telecom                  $    38,190    $    22,855
   Aerial                                             (28,639)        (1,807)
   American Paging                                     (7,207)        (2,079)
   Gains                                                4,007         40,481
                                                  -----------    -----------
                                                  $     6,351    $    59,450
                                                  ===========    ===========
Earnings Per Share
   U.S. Cellular and TDS Telecom                  $       .64     $      .37
   Aerial                                                (.48)          (.03)
   American Paging                                       (.12)          (.03)
   Gains                                                  .07            .66
                                                  -----------    -----------
                                                  $       .11     $      .97
                                                  ===========    ===========

Operating Revenues increased 23% ($66.3 million) during the second quarter of 1997 for reasons generally the same as the first six months. U.S. Cellular revenues increased 28% ($48.1 million) in 1997. Local retail revenue increased 36% ($36.6 million) in the second quarter of 1997, while inbound roaming revenue increased 18% ($8.8 million). Average monthly service revenue per customer was $58.41 in the second quarter of 1997 and $67.43 in 1996. TDS Telecom revenues increased 13% ($13.1 million) in the second quarter of 1997. Average revenue per access line increased slightly to $67.03 in the second quarter of 1997 from $66.72 in 1996. Aerial revenues totaled $7.1 million in the second quarter of 1997 consisting primarily of revenues from units sold to customers
($5.9 million). American Paging revenues decreased 8% ($2.0 million) in 1997. Average revenue per unit decreased 4% to $9.34 in 1997 from $9.73 in 1996.

Operating Expenses rose 44% ($107.9 million) during the second quarter of 1997 for reasons generally the same as the first six months. U.S. Cellular expenses increased 26% ($36.0 million). System operations expense increased 32%
($9.2 million). Marketing and selling expenses, including cost of equipment sold, increased 32% ($14.1 million). Cost per gross customer addition remained steady at $320 in the second quarter of 1997 and 1996. TDS Telecom expenses increased 20% ($14.6 million) for reasons generally the same as the first six months. Aerial's operating expenses were incurred in the second quarter of 1997 as the markets were placed into service. American Paging operating expenses decreased 5% ($1.5 million) due primarily to the $1.5 million restructuring charge recorded in 1996.

Operating Income decreased 85% ($41.6 million) in the second quarter of 1997 reflecting the $51.6 million operating loss from the PCS start-up activities. U.S. Cellular operating income increased $12.1 million reflecting continued growth in customers and revenues.

                                        Three Months Ended June 30,
                              --------------------------------------------
                                  1997             1996           Change
                              ------------     -----------     -----------
                                          (Dollars in thousands)
Operating Income
    U.S. Cellular             $    42,154      $   30,021      $   12,133
    TDS Telecom                    24,080          25,627          (1,547)
    Aerial                        (51,633)             --         (51,633)
    American Paging                (7,129)         (6,567)           (562)
                              ------------     -----------     -----------
                              $     7,472      $   49,081      $  (41,609)
                              ============     ===========     ===========

Operating Margins:
    U.S. Cellular                   19.4%           17.7%
    TDS Telecom                     21.7%           26.2%
    Aerial                            N/M             N/M
    American Paging                (29.4%)         (25.0%)
    Consolidated                     2.1%           16.7%

 N/M = Not Meaningful

Investment and Other Income totaled $29.3 million in 1997 and $81.9 million in 1996. Gain on Sale of Cellular Interests and Other Investments totaled $10.6 million in the second quarter of 1997 compared to $86.5 million in 1996 as the Company has sold or traded certain non-strategic cellular interests and sold other investments. PCS Development Costs, costs incurred prior to the commencement of operations in the PCS markets, totaled $7.8 million in 1996. Cellular Investment Income increased 51% ($6.0 million), reflecting improvement in U.S. Cellular's equity-method markets managed by others.

Minority Share of Income decreased 89% ($12.0 million) in the second quarter of 1997 due primarily to the increase in Aerial's net loss allocated to its minority shareholders and the decrease in U.S. Cellular's net income allocated to its minority shareholders caused by the reduction in gains.

                                               Three Months Ended June 30,
                                        ---------------------------------------
                                           1997          1996          Change
                                        ----------    -----------    ----------
                                                 (Dollars in thousands)
Minority Share of (Income) Loss
    United States Cellular
        Minority Shareholders' Share    $  (6,042)    $  (12,230)    $   6,188
        Minority Partners' Share           (4,383)        (3,309)       (1,074)
                                        ----------    -----------    ----------
                                          (10,425)       (15,539)        5,114
    Aerial                                  9,639            809         8,830
    American Paging                            --          1,476        (1,476)
    Telephone Subsidiaries and Other         (647)          (181)         (466)
                                        ----------    -----------    ----------
                                        $  (1,433)    $  (13,435)    $  12,002
                                        ==========    ===========    ==========

Interest Expense increased $10.7 million to $19.9 million in the second quarter of 1997 for reasons generally the same as the first six months.

Income Tax Expense decreased $52.1 million in 1997 compared with 1996 as pretax income decreased. The effective income tax rate was 60% in the second quarter of 1997 and 51% in 1996.

Net Income Available to Common decreased 89% ($53.1 million) to $6.4 million in the second quarter of 1997 from $59.4 million in 1996. Earnings Per Common Share were $.11 in 1997 and $.97 in 1996.

FINANCIAL RESOURCES AND LIQUIDITY

TDS and its subsidiaries operate relatively capital-intensive businesses. Rapid growth has caused expenditures for construction, expansion and acquisition programs to exceed internally generated cash flow. Accordingly, in recent years, TDS has obtained substantial funds from external sources to acquire PCS licenses, to build-out PCS markets, to fund acquisitions and to repurchase common shares. Although increasing internal cash flow from U.S. Cellular and steady internal cash flow from TDS Telecom have reduced the need for external financing, Aerial's development and construction activities will require significant additional funds from external sources.

Cash Flows From Operating Activities. TDS is generating substantial internal funds from the rapid growth in customer units and revenues in the U.S. Cellular and TDS Telecom business units. U.S. Cellular's operating cash flow increased 36% ($33.6 million) while TDS Telecom's operating cash flow increased 12%
($10.7 million). However, due to the start-up of operations at Aerial, operating cash flow (operating income plus depreciation and amortization) decreased 3% to $181.5 million in the first half of 1997 from $187.4 million in 1996 as a result of Aerial's $45.8 million negative cash flow. Cash flows for other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $74.9 million in the first half of 1997 and $101.2 million in 1996.

                                            Six Months Ended June 30,
                               ------------------------------------------
                                    1997           1996          Change
                               ------------   ------------   ------------
                                         (Dollars in thousands)
Operating cash flow
     U.S. Cellular             $   127,191    $    93,594    $    33,597
     TDS Telecom                   100,491         89,753         10,738
     Aerial                        (45,750)            --        (45,750)
     American Paging                  (395)         4,010         (4,405)
                               ------------   -----------    ------------
                                   181,537        187,357         (5,820)
Other operating activities         (74,864)      (101,152)        26,288
                               ------------   ------------   ------------
                               $   106,673    $    86,205    $    20,468
                               ============   ============   ============

Cash Flows from Financing Activities. TDS has used short-term debt to finance its PCS and radio paging operations, for acquisitions and for general corporate purposes. TDS has taken advantage of attractive opportunities from time-to-time to retire short-term debt with the proceeds from long-term debt and equity sales and sales of non-strategic assets. Cash flows from financing activities totaled $244.0 million in the first half of 1997 compared to $8.5 million in 1996. Increases in short-term debt provided most of the Company's external financing requirements during the first half of 1997. The 1997 borrowings were used primarily to fund expenditures for PCS construction and development activities and for stock repurchases. In 1996, Aerial received net proceeds of $195.1 million in an initial public offering. TDS also paid down $163.4 million of short-term debt in 1996.

In December 1996, the Company authorized the repurchase of up to three million TDS Common Shares over a period of three years. Through June 30, 1997, TDS has purchased 1,798,100 TDS

Common Shares for an aggregate purchase price of $69.9 million. TDS also purchased 350,000 U.S. Cellular Common Shares for $9.8 million in the first half of 1997.

Cash Flows From Investing Activities. TDS makes substantial investments each year to acquire, construct, operate and maintain modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. Cash flows from investing activities required $372.7 million in the first half of 1997 compared to $72.7 million in 1996, primarily for additions to property, plant and equipment totaling $393.2 million in 1997 and $211.8 million in 1996. The increase in property, plant and equipment is primarily related to Aerial's construction activities. The sales of non-strategic cellular interests and other investments provided $21.4 million in 1997 and $183.9 million in 1996.

Property, Plant and Equipment. The primary purpose of TDS's construction and expansion program is to provide for significant customer growth, to upgrade service, to expand into new communication areas, and to take advantage of service-enhancing and cost-reducing technological developments. Additions to property, plant and equipment totaled $393.2 million in the first half of 1997. U.S. Cellular had capital expenditures of $161.1 million primarily for cell sites and equipment. TDS Telecom incurred $54.8 million for telephone plant and equipment while Aerial incurred $157.7 million primarily for digital and incremental switching to launch its markets.

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

In February 1997, U.S. Cellular announced that it had entered into an exchange agreement with BellSouth Corporation, pursuant to which U.S. Cellular will receive majority interests in 12 contiguous markets adjacent to its Iowa and Wisconsin/Illinois clusters. In exchange, U.S. Cellular will transfer its majority interests in 10 markets, minority interests in 13 markets, pay cash and incur certain income tax costs, the amounts of which are dependent upon
certain factors.   U.S. Cellular will receive majority interests representing approximately 3.9 million population equivalents ("pops") in the transaction, and will divest majority interests representing approximately 1.9 million pops and minority interests representing 1.4 million pops. The transaction is subject to various regulatory and other approvals.

LIQUIDITY

TDS anticipates that the aggregate resources required for 1997 will include approximately $800 million for capital spending, consisting of $300 million for cellular capital additions, $130 million for telephone capital additions, $345 million for PCS capital additions and $25 million for the radio paging property and equipment, and $255 million for working capital and operating expenses for Aerial. The Company anticipates financing these expenditures with internally generated funds and short-term and intermediate-term financing.

TDS is generating substantial internal funds from the rapid growth in customer units and revenues. Operating cash flow for the twelve months ended June 30, 1997 increased $22.1 million, or 6%, to $379.9 million from $357.8 million in 1996 despite the $45.8 million negative operating cash flow associated with the PCS start-up activities.

                                  Twelve Months Ended June 30,
                            --------------------------------------------
                                1997            1996           Change
                            -------------   ------------    ------------
                                        (Dollars in thousands)
Operating cash flow
       Cellular             $    229,802    $    166,186    $    63,616
       Telephone                 203,063         179,149         23,914
       PCS                       (45,750)             --        (45,750)
       Radio paging               (7,254)         12,460        (19,714)
                            -------------   ------------    ------------
                            $    379,861    $    357,795    $    22,066
                            =============   ============    ============

U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash supplemented by short-term and intermediate-term financing. TDS Telecom plans to finance its construction program using internally generated cash supplemented by long-term financing from federal government programs. Aerial plans to finance its construction expenditures and working capital requirements with short-term and intermediate-term financing, vendor financing and sales of minority equity interests in its MTAs.

U.S. Cellular filed a shelf Registration Statement on Form S-3 on July 31, 1997 for the sale of up to $400 million of unsecured debt. U.S. Cellular expects to issue debt securities under the shelf registration during the third quarter of 1997. U.S. Cellular anticipates using the proceeds of the offering for general corporate purposes, which may include the repayment of indebtedness.

TDS and its subsidiaries have cash and temporary investments totaling $67.8 million and longer-term cash investments totaling $42.8 million at June 30, 1997. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries' debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

TDS and its subsidiaries also have access to a variety of external capital sources. TDS and its subsidiaries had $645 million of bank lines of credit for general corporate purposes at June 30, 1997. Unused amounts of such lines totaled $140 million. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate. U.S. Cellular is currently engaged in negotiations regarding a proposed $500 million revolving credit facility, although no agreement in principle has been reached.

The Company anticipates requiring additional funding to finance Aerial's expected capital expenditures and working capital requirements, to finance acquisitions and for general corporate purposes. The timing and amount of such funding requirements will depend on the timing of Aerial's construction and operational requirements, the timing of acquisitions, and other relevant factors. There can be no assurance that sufficient funds will be available to the Company on terms or at prices acceptable to the Company. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its construction, development and acquisition programs. TDS and its subsidiaries anticipate accessing public and private capital markets to issue debt and equity securities only when capital requirements, financial market conditions and other factors warrant.
































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

Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which TDS operates; advances in telecommunications technology; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; start-up of PCS operations; and unanticipated changes in growth in cellular customers, penetration rates, churn rates and the mix of products and services offered in TDS's markets. Readers should evaluate any statements in light of these important factors.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                    Unaudited
                                    ---------

                                   Three Months Ended        Six Months Ended
                                       June 30,                   June 30,
                                  ---------------------   ---------------------
                                     1997        1996        1997        1996
                                  ---------   ---------   ---------   ---------
                                              (Dollars in thousands,
                                             except per share amounts)
OPERATING REVENUES
    Cellular telephone            $ 217,579   $ 169,470   $ 402,163   $ 313,112
    Telephone                       111,026      97,935     220,040     187,046
    PCS                               7,143          --       7,143          --
    Radio paging                     24,248      26,296      48,828      52,606
                                  ---------   ---------   ---------   ---------
                                    359,996     293,701     678,174     552,764
                                  ---------   ---------   ---------   ---------
OPERATING EXPENSES
    Cellular telephone              175,425     139,449     336,564     271,269
    Telephone                        86,946      72,308     168,734     138,198
    PCS                              58,776          --      58,776          --
    Radio paging                     31,377      32,863      64,368      63,259
                                  ---------   ---------   ---------   ---------
                                    352,524     244,620     628,442     472,726
                                  ---------   ---------   ---------   ---------
OPERATING INCOME                      7,472      49,081      49,732      80,038
                                  ---------   ---------   ---------   ---------
INVESTMENT AND OTHER INCOME
    Interest and dividend income      3,478       3,947       6,896       6,123
    Cellular investment income,
      net of license cost
      amortization                   17,802      11,780      35,403      22,229
    PCS development costs                --      (7,761)    (21,614)    (13,507)
    Gain on sale of cellular
      interests and other
      investments                    10,598      86,494      10,598     128,252
    Other (expense), net             (1,129)        879      (2,766)      1,765
    Minority share of income         (1,433)    (13,435)     (4,192)    (20,802)
                                  ---------   ---------   ---------   ---------
                                     29,316      81,904      24,325     124,060
                                  ---------   ---------   ---------   ---------
INCOME BEFORE INTEREST
    AND INCOME TAXES                 36,788     130,985      74,057     204,098
Interest expense                     19,880       9,137      33,694      20,997
                                  ---------   ---------   ---------   ---------
INCOME BEFORE INCOME TAXES           16,908     121,848      40,363     183,101
Income tax expense                   10,087      62,156      23,925      89,720
                                  ---------   ---------   ---------   ---------
NET INCOME                            6,821      59,692      16,438      93,381
Preferred Dividend Requirement         (470)       (242)       (951)       (492)
                                  ---------   ---------   ---------   ---------
NET INCOME AVAILABLE TO
    COMMON                        $   6,351   $  59,450   $  15,487   $  92,889
                                  =========   =========   =========   =========
WEIGHTED AVERAGE COMMON
    SHARES (000s)                    60,161      61,259      60,757      60,465

EARNINGS PER COMMON SHARE         $     .11   $     .97   $     .25   $    1.54
                                  =========   =========   =========   =========
DIVIDENDS PER COMMON AND
    SERIES A COMMON SHARE         $    .105   $     .10   $     .21   $     .20
                                  =========   =========   =========   =========

 The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------
                                                           Six Months Ended
                                                               June 30,
                                                  -----------------------------
                                                      1997              1996
                                                  -------------     -----------
                                                      (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                    $    16,438       $    93,381
        Add (Deduct) adjustments to
        reconcile net income to net cash
        provided by operating activities
           Depreciation and amortization              131,806           107,318
           Deferred taxes                               5,483            23,437
           Investment income                          (37,993)          (24,550)
           Minority share of income                     4,192            20,802
           Gain on sale of cellular interests
            and other investments                     (10,598)         (128,252)
           Noncash interest expense                    11,712             8,249
           Other noncash expense                       11,475             9,989
           Change in accounts receivable              (26,795)          (30,690)
           Change in materials and supplies            (7,581)            4,646
           Change in accounts payable                     553           (11,378)
           Change in accrued taxes                     11,904            16,674
           Change in other assets and liabilities      (3,923)           (3,421)
                                                 -------------      -----------
                                                      106,673            86,205
                                                 -------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Long-term debt borrowings                           7,935             6,811
    Repayments of long-term debt                      (20,435)          (16,327)
    Change in notes payable                           346,604          (163,437)
    Dividends paid                                    (13,652)          (13,046)
    Repurchase of Common Shares                       (68,523)               --
    Purchase of subsidiary common stock                (9,801)               --
    Proceeds from the issuance of subsidiaries' stock      --           195,118
    Other financing activities                          1,879              (638)
                                                -------------       -----------
                                                      244,007             8,481
                                                -------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment       (393,232)         (211,845)
    Investments in and advances to cellular
        minority partnerships                          (6,167)          (10,919)
    Distributions from partnerships                    24,028            10,031
    Investments in PCS licenses                        (5,073)          (13,525)
    Proceeds from investment sales                     21,384           183,896
    Change in other investments                         3,291            (1,822)
    Acquisitions, net of cash acquired                (36,606)             (925)
    Change in temporary investments and
        marketable securities                          19,628           (27,582)
                                                -------------      ------------
                                                     (372,747)          (72,691)
                                                -------------      ------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                    (22,067)           21,995
CASH AND CASH EQUIVALENTS -
    Beginning of period                                57,633            55,116
                                                -------------      ------------
    End of period                               $      35,566      $     77,111
                                                =============      ============

  The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                           (Unaudited)
                                          June 30, 1997       December 31, 1996
                                        ---------------       -----------------
                                                   (Dollars in thousands)

CURRENT ASSETS
    Cash and cash equivalents           $        35,566         $        57,633
    Temporary investments                        32,256                  61,664
    Accounts receivable from customers
        and others                              209,512                 181,212
    Materials and supplies, at average cost,
        and other current assets                 64,641                  45,561
                                        ---------------         ---------------
                                                341,975                 346,070
                                        ---------------         ---------------
INVESTMENTS
    Cellular license acquisition costs,
        net of amortization                   1,108,119               1,088,409
    Cellular minority interests                 222,117                 206,390
    PCS license acquisition costs               380,625                 382,724
    Franchise costs and other costs in
        excess of the underlying book
        value of subsidiaries, net              179,368                 181,845
    Other investments                            94,757                  84,536
                                        ---------------         ---------------
                                              1,984,986               1,943,904
                                        ---------------         ---------------
PROPERTY, PLANT AND EQUIPMENT
    Cellular telephone, net                     745,671                 650,754
    Telephone, net                              770,662                 774,388
    PCS, net                                    486,326                 322,723
    Radio paging, net                            47,846                  51,472
    Other, net                                   37,591                  29,552
                                        ---------------         ---------------
                                              2,088,096               1,828,889
                                        ---------------         ---------------
OTHER ASSETS AND DEFERRED CHARGES                91,071                  82,106
                                        ---------------         ---------------
    TOTAL ASSETS                        $     4,506,128         $     4,200,969
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

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                (Unaudited)
                                               June 30, 1997   December 31, 1996
                                               --------------  -----------------
                                                      (Dollars in thousands)
CURRENT LIABILITIES
    Current portion of long-term debt
        and preferred shares                     $     38,346      $     38,197
    Notes payable                                     505,206           160,537
    Accounts payable                                  216,925           205,427
    Advance billings and customer deposits             35,191            32,434
    Accrued interest                                   12,173            11,777
    Accrued taxes                                      16,640             3,194
    Other current liabilities                          51,430            57,701
                                                 ------------      ------------
                                                      875,911           509,267
                                                 ------------      ------------

DEFERRED LIABILITIES AND CREDITS                      223,019           214,906
                                                 ------------      ------------
LONG-TERM DEBT, excluding current portion             983,364           982,232
                                                 ------------      ------------
REDEEMABLE PREFERRED SHARES, excluding
    current portion                                       279               280
                                                 ------------      ------------
MINORITY INTEREST in subsidiaries                     430,169           432,343
                                                 ------------      ------------
NONREDEEMABLE PREFERRED SHARES                         28,640            29,000
                                                 ------------      ------------
COMMON STOCKHOLDERS' EQUITY
    Common Shares, par value $1 per share              54,367            54,237
    Series A Common Shares,
      par value $1 per share                            6,922             6,917
    Common Shares issuable (10,480 and 30,977
      shares, respectively)                               499             1,461
    Capital in excess of par value                  1,660,797         1,661,093
    Treasury Shares, at cost (1,796,070 shares)       (69,867)               --
    Retained earnings                                 312,028           309,233
                                                 ------------      ------------
                                                    1,964,746         2,032,941
                                                 ------------      ------------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                         $  4,506,128      $  4,200,969
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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1997 and December
      31, 1996, and the results of operations and cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

2. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

3. Earnings per Common Share were computed by dividing Net Income Available to Common by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common stock equivalents at June 30, 1997 consist of dilutive Common Share options.

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

      TDS acquired certain cellular licenses, operating companies and telephone companies in 1997 and 1996. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed and Common Shares issued.


                                                        Six Months Ended
                                                             June 30,
                                                  ----------------------------
                                                     1997              1996
                                                  ----------      ------------
                                                  (Dollars in thousands, except
                                                        per share amounts)

      Property, plant and equipment               $      --       $     46,883
      Cellular licenses                              36,719             67,238
      Decrease in equity method investment
         in cellular interests                           --              2,826
      Franchise costs                                    --             21,774
      Long-term debt                                     --            (23,267)
      Deferred credits                                   --             (5,602)
      Other assets and liabilities,
         excluding cash and cash equivalents             --              5,208
      Minority interest                                (113)              (443)
      Common Shares issued and issuable                  --           (113,658)
      USM Stock issued and issuable                      --                (34)
                                                  ----------      ------------
      Increase in cash due to acquisitions        $  36,606       $        925
                                                  ==========      ============

The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                       Six Months Ended
                                                           June 30,
                                                  ----------------------------
                                                     1997             1996
                                                  ----------      ------------
                                                      (Dollars in thousands)

      Interest Paid                               $  32,102      $      26,465
      Income Taxes Paid                               6,818             39,504
      Common Shares issued by TDS for
         conversion of TDS Preferred Stock        $     338      $       4,382


5.    Business Segment Information

      The following tables summarize business segment information for the three months and six months ended or at June 30, 1997, and 1996.

CELLULAR OPERATIONS

                             Three Months Ended or at    Six Months Ended or at
                                     June 30,                    June 30,
                             ------------------------  ------------------------
                                 1997         1996         1997         1996
                             -----------  -----------  -----------  -----------
                               (Dollars in thousands, except per share amounts)
Operating Revenues
    Local service            $   139,285  $   102,713  $   260,312  $   191,655
    Inbound roaming               57,244       48,485      102,584       87,433
    Long-distance and other       21,050       18,272       39,267       34,024
                             -----------  -----------  -----------  -----------
                                 217,579      169,470      402,163      313,112
                             -----------  -----------  -----------  -----------
Operating Expenses
    System operations             38,048       28,811       69,277       52,389
    Marketing and selling         39,959       27,663       76,999       55,071
    Cost of equipment sold        17,763       15,917       35,757       31,390
    General and administrative    48,224       40,444       92,939       80,668
    Depreciation and amortization 31,431       26,614       61,592       51,751
                             -----------  -----------  -----------  -----------
                                 175,425      139,449      336,564      271,269
                             -----------  -----------  -----------  -----------
Operating Income             $    42,154  $    30,021  $    65,599  $    41,843
                             ===========  ===========  ===========  ===========
Additions to property, plant
    and equipment            $   107,996  $    55,320  $   161,058  $   100,931
Identifiable assets          $ 2,279,433  $ 1,991,436  $ 2,279,433  $ 1,991,436

TELEPHONE OPERATIONS

                            Three Months Ended or at     Six Months Ended or at
                                    June 30,                    June 30,
                            -------------------------  ------------------------
                                1997         1996         1997          1996
                            ------------  -----------  -----------   ----------
                               (Dollars in thousands, except per share amounts)
Telephone Operations
    Operating Revenues
        Local Service       $     30,491  $    27,316  $    60,352   $   52,545
        Network access and
         long distance            56,717       52,287      113,309      100,793
        Miscellaneous             12,650       12,588       24,359       22,252
                            ------------  -----------  -----------   ----------
                                  99,858       92,191      198,020      175,590
                            ------------  -----------  -----------   ----------
    Operating Expenses
        Network operations        18,099       18,235       35,800       32,312
        Depreciation and
         amortization             23,811       19,307       47,104       39,444
        Customer operations       16,290       13,931       31,187       25,445
        Corporate and other       16,643       15,083       31,733       29,900
                            ------------  -----------  -----------   ----------
                                  74,843       66,556      145,824      127,101
                            ------------  -----------  -----------   ----------
    Telephone
     Operating Income             25,015       25,635       52,196       48,489
                            ------------  -----------  -----------   ----------
Other Operations
    Revenues                      11,396        5,914       22,480       11,948
    Expenses                      12,331        5,922       23,370       11,589
                            ------------  -----------  -----------   ----------
    Other Operating Income          (935)          (8)        (890)         359
                            ------------  -----------  -----------   ----------
Intercompany Eliminations
    Revenues                        (228)        (170)        (460)        (492)
    Expenses                        (228)        (170)        (460)        (492)
                            ------------  -----------  -----------   ----------
Operating Income             $    24,080  $    25,627  $    51,306  $    48,848
                            ============  ===========  ===========   ==========
Additions to
  property, plant
  and equipment              $    30,934  $    27,220  $    54,838  $    54,742
Identifiable assets          $ 1,174,508  $ 1,151,179  $ 1,174,508  $ 1,151,179

PCS OPERATIONS
                               Three Months Ended or at  Six Months Ended or at
                                       June 30,                 June 30,
                                ----------------------   ----------------------
                                   1997        1996         1997         1996
                                ----------   ---------   ----------    --------
                                (Dollars in thousands, except per share amounts)

Operating Revenues              $    7,143   $      --   $    7,143    $     --
                                ----------   ---------   ----------    --------
Operating Expenses
    Systems operations               4,042          --        4,042          --
    Marketing and selling           14,890          --       14,890          --
    Cost of equipment sold          14,972          --       14,972          --
    General and administrative      17,239          --       17,239          --
    Customer service                 1,750          --        1,750          --
    Depreciation                     5,161          --        5,161          --
    Amortization                       722          --          722          --
                                ----------   ---------   ----------    --------
                                    58,776          --       58,776          --
                                ----------   ---------   ----------    --------
Operating (Loss)                $  (51,633)  $      --   $  (51,633)   $     --
                                ==========   =========   ==========    ========
Additions to property, plant
    and equipment               $   73,094   $  13,545   $  157,702   $  22,455
Identifiable assets             $  814,823   $ 342,647   $  814,823   $ 342,647


RADIO PAGING OPERATIONS
                                Three Months Ended or at  Six Months Ended or at
                                        June 30,                June 30,
                                ----------------------   ----------------------
                                   1997        1996        1997          1996
                                ----------   ---------   ---------   ----------
                                (Dollars in thousands, except per share amounts)

Operating Revenues              $  24,248    $  26,296   $  48,828   $   52,606
                                ----------   ---------   ---------   ----------
Costs and expenses
    Cost of services                6,179        6,826      13,040       12,845
    Selling, general and
     administrative                15,270       15,781      31,533       30,185
    Cost of equipment sold          2,487        2,762       4,650        5,566
    Depreciation and amortization   7,441        7,494      15,145       14,663
                                ---------    ---------   ---------   ----------
                                   31,377       32,863      64,368       63,259
                                ---------    ---------   ---------   ----------
Operating (Loss)                $  (7,129)   $  (6,567)  $ (15,540)  $  (10,653)
                                =========    =========   =========   ==========
Additions to property, plant
    and equipment               $   8,518    $  11,214   $  11,472   $   22,028
Identifiable assets             $ 147,382    $ 165,438   $ 147,382   $  165,438


OTHER OPERATIONS
                              Three Months Ended or at   Six Months Ended or at
                                     June 30,                   June 30,
                               -----------------------   ----------------------
                                 1997          1996        1997        1996
                               ---------     ---------   ---------  -----------
                               (Dollars in thousands, except per share amounts)
Additions to property, plant
    and equipment               $  3,666     $   8,226   $   8,162  $    11,689
Identifiable Assets             $ 89,982     $ 116,442   $  89,982  $   116,442

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

         At the Annual Meeting of Shareholders of TDS, held on May 16, 1997, the following number of votes were cast for the matters indicated:

         (1) For the election of one Class I director of the Company by the holders of Common Shares and holders of Preferred Shares issued before October 31, 1981:

                  Nominee                    For                      Withhold
                  ----------------       ----------                  ----------
                  George W. Off           8,635,100                   1,432,881
                                         ==========                  ==========

                  Martin L. Solomon      31,979,170                   1,051,076
                                         ==========                  ==========

         (2) For the election of two Class I directors of the Company by the holders of Series A Common Shares and the holders of Preferred Shares issued after October 31, 1981:

                  Nominee                    For                      Withhold
                  -------------------    ----------                   ---------
                  Rudolph E. Hornacek    68,984,089                         140
                                         ==========                   =========

                  Donald R. Brown        68,984,089                         140
                                         ==========                   =========

         (3) Proposal to Ratify the Selection of Arthur Andersen, LLP as Independent Public Accountants for 1997:


                                       For           Against          Abstain
                                   -----------      ---------         -------
                   Total Votes     111,456,567       366,324          258,962
                                   ===========      =========         =======

         (4)      Shareholder Proposal re: Classified Board:

                                                                        Broker
                                     For        Against     Abstain    Non-Vote
                                  ----------   ----------   -------    --------

                  Total Votes     35,512,238   75,094,516   606,309     869,420
                                  ==========   ==========   =======    ========

         (5)      Shareholder Proposal re: Director Independence:
                                                                        Broker
                                     For        Against     Abstain    Non-Vote
                                  ----------   ----------   -------   ---------

                  Total Votes     34,553,350   75,885,544   774,169     869,420
                                  ==========   ==========   =======   =========

Item 5.  Other Information
--------------------------

         In December 1996, TDS authorized the repurchase of up to 3 million TDS Common Shares over a period of three years. Through June 30, 1997, TDS has repurchased 1,798,100 TDS Common Shares for an aggregate purchase price of $69.9 million. TDS also purchased 350,000 U.S. Cellular Common Shares for $9.8 million in the first quarter of 1997. The share repurchases were financed primarily by borrowings under TDS' short-term lines of credit.

         On July 31, 1997, U.S. Cellular announced that it had filed a shelf registration statement with the Securities and Exchange Commission covering $400 million of debt securities. The news release issued to announce this is attached as Exhibit 99.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

    (a)      Exhibit 3.2 - Restated By-laws

    (b)      Exhibit 11 - Computation of earnings per common share

    (c)      Exhibit 12 - Statement regarding computation of ratios

    (d)      Exhibit 27 - Financial Data Schedule

    (e)      Exhibit 99 - U.S. Cellular news release dated July 31, 1997

    (f)      Reports on Form 8-K filed during the quarter ended June 30, 1997

             No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TELEPHONE AND DATA SYSTEMS, INC.
                        ---------------------------------
                                  (Registrant)





Date        August 12, 1997                        MURRAY L. SWANSON
          --------------------                ---------------------------------
                                              Murray L. Swanson,
                                              Executive Vice President-Finance
                                              (Chief Financial Officer)



Date       August 12, 1997                        GREGORY J. WILKINSON
         --------------------                 ---------------------------------
                                              Gregory J. Wilkinson,
                                              Vice President and Controller
                                              (Principal Accounting Officer)