Form 10-Q
period 1997-09-30
TELEPHONE & DATA SYSTEMS INC
filed 1997-11-13
CIK 96966

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         September  30, 1997
                               --------------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

                          Commission File Number 1-8251

--------------------------------------------------------------------------------



                        TELEPHONE AND DATA SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Iowa                                         36-2669023
------------------------------               -----------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

                   30 North LaSalle Street, Chicago, Illinois      60602
----------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

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

                     Class                  Outstanding at October 31, 1997
          Common Shares, $1 par value              52,633,558 Shares
     Series A Common Shares, $1 par value           6,933,233 Shares

--------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.

                         3RD QUARTER REPORT ON FORM 10-Q


                                      INDEX



                                                                     Page No.
                                                                     --------

Part I.   Financial Information

                Management's Discussion and Analysis of
                   Results of Operations and Financial Condition        2-13

                Consolidated Statements of Income -
                   Three Months and Nine Months Ended
                   September 30, 1997 and 1996                           14

                Consolidated Statements of Cash Flows -
                   Nine Months Ended September 30, 1997 and 1996         15

                Consolidated Balance Sheets -
                   September 30, 1997 and December 31, 1996            16-17

                Notes to Consolidated Financial Statements             18-22


Part II.     Other Information                                           23


Signatures                                                               24

                          PART I. FINANCIAL INFORMATION
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION



Telephone  and Data  Systems,  Inc.  ("TDS" or the  "Company")  is a diversified telecommunications company which provides high-quality telecommunications services to over 2.7 million cellular telephone, local telephone, personal communications service ("PCS") and radio paging customer units. TDS's long-term business development strategy is to expand its operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes utilize TDS's expertise in customer-based telecommunications.

During the first nine months of 1997, U.S. Cellular continued with strong growth in customers, revenues and earnings, Aerial launched service in all of its markets, TDS Telecom continued with steady growth and American Paging continued its turnaround efforts. Revenues increased 24% primarily as a result of a 23% increase in customer units. The commencement of PCS operations significantly reduced operating cash flows, operating income and net income as compared to the first nine months of 1996. Strong increases in cash flow from U.S. Cellular and solid growth from TDS Telecom were offset by Aerial's start-up activities which resulted in an 11% decline in operating cash flow and a 62% decline in operating income. Net income to common declined 79% to $24.0 million as a result of the losses incurred in the start-up of the PCS markets and smaller gains on the sale of cellular interests and other investments.

United States Cellular Corporation ("U.S. Cellular"), TDS's 80.9%-owned cellular subsidiary, continued its rapid growth during the first nine months of 1997. Customer units increased 44% to 1,357,000. The increase in customer units resulted in a 29% increase in revenues, a 33% increase in operating cash flow and a 47% increase in operating income.

TDS Telecommunications Corporation ("TDS Telecom"), TDS's wholly owned telephone subsidiary, continued to provide solid growth with a 17% increase in revenues, a 10% increase in operating cash flow and a 4% increase in operating income. Telephone access lines increased by 6% to 506,600.

Aerial Communications, Inc. ("Aerial"), TDS's 82.6%-owned PCS subsidiary, launched service in all six of its markets between March and June of 1997. Customer units totaled nearly 65,000 at September 30, 1997. Aerial's revenues and expenses incurred subsequent to the launching of service have been included in operating income. Operating cash flow was a negative $96.3 million while operating loss totaled $116.2 million. Costs incurred prior to the launch of service, (PCS development costs included in "Investment and Other Income (Expense)") totaled $21.6 million in 1997 and $24.3 million in 1996.

American Paging, Inc. ("American Paging"), TDS's 82.0%-owned paging subsidiary, reported a 1% increase in units in service to 792,800. Revenues declined by 9% primarily as a result of competitive pricing pressures. Operating loss totaled $24.8 million for the first nine months of 1997.

RESULTS OF OPERATIONS

Nine Months Ended 9/30/97 Compared to Nine Months Ended 9/30/96

Telephone and Data Systems, Inc. reported net income available to common of $24.0 million, or $.40 per share, in the first nine months of 1997, compared to $115.3 million, or $1.89 per share, in the first nine months of 1996. Net income available to common from U.S. Cellular and TDS Telecom increased 62% to $114.8 million, or $1.90 per share, in the first nine months of 1997, from $70.7 million, or $1.16 per share, in the first nine months of 1996. Aerial's PCS development and start-up activities reduced net income and earnings per share by $79.7 million, or $1.32 per share, in 1997 and $8.7 million, or $.14 per share, in 1996. American Paging's activities reduced net income and earnings per share by $23.5 million, or $.39 per share, in 1997 and $10.5 million, or $.17 per share in 1996. Net income included gains on the sale of cellular interests and other investments of $12.5 million, or $.21 per share in 1997 and $63.7 million, or $1.04 per share in 1996.

The table below summarizes the effects of the business units and gains (along with the related impact of income taxes and minority interest) on net income available to common and earnings per share.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1997             1996
                                              -------------     -------------

                                                  (Dollars in thousands,
                                                except per share amounts)
Net Income Available to Common
   U.S. Cellular and TDS Telecom              $     114,836     $      70,748
   Aerial                                           (79,709)           (8,711)
   American Paging                                  (23,542)          (10,474)
   Gains                                             12,450            63,718
                                              -------------     -------------
                                              $      24,035     $     115,281
                                              =============     =============
Earnings Per Share
   U.S. Cellular and TDS Telecom              $        1.90     $        1.16
   Aerial                                             (1.32)             (.14)
   American Paging                                     (.39)             (.17)
   Gains                                                .21              1.04
                                              -------------     -------------
                                              $         .40     $        1.89
                                              =============     =============

Operating Revenues increased 24% ($209.1 million) during the first nine months of 1997 primarily as a result of a 23% increase in customer units served to over
2.7 million units at September 30, 1997. U.S. Cellular contributed 67% ($140.8 million) of the total increase in revenues and most of the increase in customer units, while TDS Telecom contributed 24% ($49.9 million) and Aerial contributed 12% ($25.8 million) of the total increase in revenues.

U.S. Cellular revenues increased 29% ($140.8 million) in 1997 on a 44% increase in customer units and strong inbound roaming revenues. Cellular customers increased to 1,357,000 at September 30, 1997 from 940,000 at September 30, 1996. Total average monthly service revenue per customer was $56.58 in the first nine months of 1997 and $64.96 in 1996. Average monthly service revenue per customer continues to decline due to roaming revenues increasing at a slower rate than the U.S. Cellular customer base, competitive pricing pressures, incentive programs and consumer market penetration.

Local retail revenue increased 36% ($107.6 million) in the first nine months of 1997 due primarily to the 44% customer growth. Average monthly local retail revenue per customer was $37.30 in the first nine months of 1997 and $40.54 in 1996. Average local minutes of use per retail customer decreased slightly to 105 in 1997 from 106 in 1996, while average local retail revenue per minute totaled $.36 in 1997 compared to $.38 in 1996. U.S. Cellular's increasing use of incentive programs that encourage lower-priced weekend and off-peak usage, in order to stimulate overall usage and the increased amounts of bill credits given to customers as incentives to become or remain customers resulted in the decrease in average monthly local retail revenue per minute which in turn caused the decrease in average monthly local retail revenue per customer. Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular's cellular systems when roaming) increased 17% ($23.9 million) in the first nine months of 1997. The growth in roaming revenue is due to a 28% increase in minutes used offset somewhat by negotiated reductions in roaming rates. Average inbound roaming revenue per minute totaled $.86 in 1997 and $.93 in 1996. Average monthly inbound roaming revenue per customer was $14.97 in 1997 compared to $18.88 in 1996. The decrease is related to the faster growth of U.S. Cellular's customer base as compared to the growth of inbound roaming revenues.

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

TDS Telecom revenues increased 17% ($49.9 million) in 1997 due to growth in telephone operations ($32.0 million) and growth in other operations ($17.9 million). Telephone operations revenues increased as a result of the effects of recovery of increased costs of providing long-distance services ($9.7 million), acquisitions ($8.1 million), internal access line growth ($4.4 million), increased network usage ($4.1 million) and increased sale of customer premise equipment ($3.1 million). The number of telephone access lines increased 6% to 506,600 at September 30, 1997 from 479,700 at September 30, 1996. Average monthly revenue per access line increased to $67.90 for the first nine months of 1997 from $66.16 in 1996. Other operations include the revenues of a long-distance provider, a recently acquired cellular interest as well as TDS Telecom's new business ventures which include an Internet access provider and a structured wiring business. The increase in other operations revenues is primarily related to the effects of the acquisition of the cellular interest ($11.2 million) and from the Internet access provider and the structured wiring business ($5.3 million).

Aerial revenues totaled $25.8 million in 1997 consisting of service revenues of $12.9 million and equipment sales revenues of $12.9 million for units sold to retailers, independent agents and customers. At September 30, 1997, Aerial had nearly 65,000 customers in service. Average revenue per unit was over $70.00 for the third quarter of 1997, the first full quarter of operations.

American Paging revenues decreased 9% ($7.4 million) in 1997 due to competitive pricing declines, a decrease in the average number of units in service and lower equipment sales revenue. Average revenue per unit decreased 6% to $9.31 in 1997 from $9.92 in 1996. As of September 30, 1997, units in service increased to 792,800 from 788,300 a year ago. However, over the past twelve months units in service reached a low of 767,400 at March 31, 1997 resulting in a decrease in average number of units in service.

Operating Expenses rose 38% ($284.2 million) in the first nine months of 1997 due primarily to added expenses to serve the growing customer base and expenses attributable to the Aerial's start-up activities. Aerial's start-up activities represented 50% ($142.0 million) of the increase while U.S. Cellular represented 37% ($105.2 million) and TDS Telecom represented 16% ($46.9 million), primarily due to the increase in customers.

U.S. Cellular expenses increased 25% ($105.2 million) during 1997. System operations expenses increased 37% ($29.8 million) in 1997 as a result of increases in customer usage expenses and costs associated with the growing number of cell sites within U.S. Cellular's systems. Customer usage expenses grew 46% ($22.1 million) primarily due to increased roaming usage and increased minutes of use, primarily related to the 44% increase in customer units. Net outbound roaming usage expense is a result of offering U.S. Cellular's customers increasingly larger service footprints in which their calls are billed at local rates. In certain cases these service footprints include other operators' service areas. U.S. Cellular pays roaming rates to the other carriers for calls its customers make in these areas, while charging those customers a local rate
which is usually lower than the roaming rate.   Maintenance,
utility and cell site expenses increased 24% ($7.7 million) reflecting primarily the increase in the number of cell sites to 1,556 in 1997 from 1,270 in 1996. Marketing and selling expenses incurred to add new customers increased 29% ($39.1 million), including a $5.8 million increase in cost of equipment sold. Cost per gross customer addition declined to $322 in 1997 from $331 in 1996 while gross customer activations increased to 494,000 in 1997 from 373,000 in 1996. General and administrative expenses increased 17% ($20.9 million) due to the growing customer base in existing markets and an expansion of local office and corporate staff necessitated by U.S. Cellular's growth. Depreciation and amortization increased 19% ($15.4 million) primarily due to the increase in average fixed assets since September 30, 1996.

TDS Telecom expenses increased 22% ($46.9 million) during 1997 primarily due to growth in telephone operations ($26.7 million) and growth in other operations ($20.2 million). Telephone operations increased primarily due to the effects of growth in internal operations ($10.7 million), increased depreciation and amortization ($7.1 million) and acquisitions ($6.2 million). Other operations include the expenses of a long-distance provider, a recently acquired cellular interest as well as TDS Telecom's new business ventures which include an Internet access provider and a structured wiring business. The increase in other operations expenses is primarily related to the effects of the acquisition of the cellular interest ($10.3 million) and from the Internet access provider and the structured wiring business ($6.9 million).

Aerial expenses, included in operating expenses, totaled $142.0 million in the first nine months of 1997. Expenses incurred in the first quarter of 1997 of $21.6 million, prior to the launch of the first market, are included in PCS Development Costs as part of Other Income. System operations expenses totaled $13.9 million reflecting the costs of operating Aerial's network, primarily cell site expenses, landline interconnection charges and wages. Marketing and selling expenses reflecting an aggressive advertising campaign that accompanied the launch of service and continued throughout the third quarter, totaled $27.0 million while cost of equipment sold totaled $40.8 million. General and administrative expenses totaled $33.7 million reflecting the expenses associated with the management and operating teams as well as overhead expenses. Customer service expenses totaled $6.8 million primarily for the staffing to support the PCS markets. Depreciation and amortization totaled $19.8 million.

American Paging expenses decreased 9% ($9.9 million) in the first nine months of 1997. During the first nine months of 1996, American Paging recorded restructuring expenses of $9.3 million related to subleasing office space, employee severance, out placement services and consulting services ($4.0 million) and write-offs of certain assets ($5.3 million).

Operating Income decreased 62% ($75.1 million) in the first nine months of 1997 reflecting the effects of Aerial's start-up activities offset somewhat by strong (47%) growth in U.S. Cellular's operating results. The strong growth in cellular operating income is reflected in the cellular margin improvements. TDS Telecom's margin decreased due primarily to TDS Telecom's new business ventures.

                                           Nine Months Ended September 30,
                              --------------------------------------------------
                                      1997            1996            Change
                               -------------    -------------     --------------
                                               Dollars in thousands)
Operating Income
    U.S. Cellular              $     110,511    $      74,937     $      35,574
    TDS Telecom                       76,708           73,711             2,997
    Aerial                          (116,170)              --          (116,170)
    American Paging                  (24,845)         (27,347)            2,502
                               -------------    -------------     --------------
                               $      46,204    $     121,301     $     (75,097)
                               =============    =============     ==============
Operating Margins
    U.S. Cellular                       17.4%            15.2%
    TDS Telecom                         22.6%            25.5%
    Aerial                                N/M              N/M
    American Paging                       N/M              N/M
    Consolidated                         4.3%            14.1%

N/M = Not Meaningful

Investment and Other Income (Expense) totaled $67.1 million in 1997 and $136.6 million in 1996. Gain on Sale of Cellular Interests and Other Investments totaled $24.4 million in the first nine months of 1997 and $136.0 million in same period of 1996 as the Company has sold or traded certain non-strategic cellular interests and sold other investments. PCS Development Costs totaled $21.6 million in 1997 and $24.3 million in 1996. Effective with the beginning of the second quarter of 1997, all costs associated with Aerial's markets are included in operating income. Cellular Investment Income, the Company's share of income of cellular markets in which the Company has a minority interest and follows the equity method of accounting, increased 53% ($20.2 million) to $58.4 million in the first nine months of 1997 as income from the cellular markets increased. Cellular investment income is net of amortization of license costs relating to these minority interests. Future cellular investment income is expected to decrease as a result of the recent completion of the exchange transaction with BellSouth Corporation. See "Financial Resources and Liquidity" for further discussion of this transaction.

Minority Share of Income includes the minority shareholders' share of U.S. Cellular's, Aerial's and American Paging's net income or loss, minority partners' share of U.S. Cellular's operating markets and other minority shareholders' and partners' share of subsidiaries' net income or loss. The decrease in 1997 is primarily related to the increase in Aerial's net loss allocated to its minority shareholders and the decrease in U.S. Cellular's net income (due to the reduction in gains) allocated to its minority shareholders. Minority shareholders of American Paging are not allocated losses in 1997 because American Paging's shareholders' equity is negative.

                                             Nine Months Ended September 30,
                                      ------------------------------------------
                                          1997           1996          Change
                                      ----------    -----------     ------------
                                               (Dollars in thousands)
Minority Share of (Income) Loss
  United States Cellular
     Minority Shareholders' Share     $  (16,478)   $   (22,914)    $     6,436
     Minority Partners' Share            (10,271)        (8,615)         (1,656)
                                      ----------    -----------     -----------
                                         (26,749)       (31,529)          4,780
  Aerial                                  26,840          2,500          24,340
  American Paging                             --          5,722          (5,722)
  Telephone Subsidiaries and Other        (1,526)        (1,090)           (436)
                                      ----------    -----------     -----------
                                      $   (1,435)   $   (24,397)    $    22,962
                                      ==========    ===========     ===========

Interest Expense increased 100% ($30.2 million) in the first nine months of 1997 primarily due to the increase in short-term debt outstanding used to fund Aerial's start-up costs and the recently approved TDS stock repurchase program, decreased capitalized interest and the increase in long-term debt outstanding at Aerial and U.S. Cellular.

Income Tax Expense decreased 76% ($84.2 million) in 1997 compared with 1996 primarily due to the decrease in pretax income. The effective income tax rate was 52% in the first nine months of 1997 and 49% in 1996.

Net Income Available to Common decreased $91.2 million to $24.0 million in the first nine months of 1997 from $115.3 million in the first nine months of 1996. Net income available to common included significant gains from the sale of cellular interests and other investments in 1996 as well as significant PCS development costs in 1997 and 1996 as explained previously.

Earnings Per Common Share were $.40 in the first nine months of 1997 and $1.89 in the first nine months of 1996.

Management believes there exists a seasonality at U.S. Cellular in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter-to-quarter. Additionally, competitors licensed to provide PCS services have initiated service in certain of U.S. Cellular's markets over the past fifteen months. U.S. Cellular expects PCS operators to complete initial deployment of PCS across all of its markets by the end of 1998. U.S. Cellular's management is monitoring these and other wireless communications providers' strategies to determine what effect this additional competition will have on U.S. Cellular's future strategies and results. While the effects of additional wireless competition have slowed customer growth in certain of U.S.
Cellular's markets, the overall effect on operations to date has not been material.

TDS anticipates that start-up and development of high-quality networks and the marketing of systems in Aerial's markets will reduce the rate of growth in TDS's operating and net income from levels which would otherwise be achieved during the next few years. TDS also expects that American Paging will continue to incur operating losses in the fourth quarter of 1997 and in 1998.

Three Months Ended 9/30/97 Compared to Three Months Ended 9/30/96

Net income available to common was $8.5 million, or $.14 per share, in 1997 compared to $22.2 million, or $.36 per share in 1996. Net income from U.S. Cellular and TDS Telecom increased 68% to $48.2 million, or $.80 per share in 1997 from $28.6 million, or $.47 per share, in 1996, primarily reflecting growth in the cellular business. The loss from Aerial's PCS start-up activities totaled $39.5 million, or $.66 per share, in 1997 and $3.1 million, or $.06 per share in 1996. American Paging's loss reduced net income and earnings per share by $8.6 million, or $.14 per share, in 1997 and $6.3 million, or $.10 per share in 1996. Net income and earnings per share included gains of $8.4 million, or $.14 per share, in 1997 and $2.9 million, or $.05 per share, in 1996.

The table below summarizes the effects of the business units and gains (along with the related impact on income taxes and minority interest) on net income available to common and earnings per share.

                                               Three Months Ended September 30,
                                               ---------------------------------
                                                     1997             1996
                                                -------------     --------------
                                                      (Dollars in thousands,
                                                     except per share amounts)
Net Income Available to Common
   U.S. Cellular and TDS Telecom                $      48,195     $      28,618
   Aerial                                             (39,516)           (3,075)
   American Paging                                     (8,573)           (6,272)
   Gains                                                8,443             2,929
                                                -------------     -------------
                                                $       8,549     $      22,200
                                                =============     =============
Earnings Per Share
   U.S. Cellular and TDS Telecom                $         .80     $         .47
   Aerial                                                (.66)             (.06)
   American Paging                                       (.14)             (.10)
   Gains                                                  .14               .05
                                                -------------     -------------
                                                $         .14     $         .36
                                                =============     =============

Operating Revenues increased 27% ($83.6 million) during the third quarter of 1997 for reasons generally the same as the first nine months. U.S. Cellular revenues increased 29% ($51.7 million) in 1997. Local retail revenue increased 36% ($39.0 million) in the third quarter of 1997, while inbound roaming revenue increased 17% ($8.7 million). Average monthly service revenue per customer was $57.56 in the third quarter of 1997 and $65.15 in 1996. TDS Telecom revenues increased 17% ($16.9 million) in the third quarter of 1997 due to the growth in telephone operations ($9.5 million) and growth in other operations ($7.4 million). Average monthly revenue per access line increased to $69.69 in the third quarter of 1997 from $67.13 in 1996. Aerial revenues totaled $18.6 million in the third quarter of 1997 consisting of service revenues of $11.7 million and revenue from units sold to customers of $6.9 million. American Paging revenues decreased 14% ($3.6 million) in 1997. Average monthly revenue per unit decreased 10% to $8.97 in 1997 from $9.96 in 1996.

Operating Expenses rose 48% ($128.4 million) during the third quarter of 1997 for reasons generally the same as the first nine months. U.S. Cellular expenses increased 27% ($39.9 million). System operations expense increased 47%
($12.9 million).  Marketing and selling expenses,
including cost of equipment sold, increased 26% ($12.8 million). Cost per gross customer addition decreased to $328 in the third quarter of 1997 from $341 in 1996. TDS Telecom expenses increased 21% ($16.3 million) due to growth in telephone operations ($8.0 million) and growth in other operations ($8.3 million) for reasons generally the same as the first nine months. Aerial's operating expenses totaled $83.2 million as the markets were in service for the full quarter. American Paging operating expenses decreased 25% ($11.0 million) due primarily to the $7.0 million restructuring charge recorded in 1996.

Operating Income decreased 109% ($44.8 million) in the third quarter of 1997 reflecting the $64.5 million operating loss from the PCS start-up activities. U.S. Cellular operating income increased $11.8 million reflecting continued growth in customers and revenues.

                                             Three Months Ended September 30,
                                          --------------------------------------
                                              1997          1996      Change
                                          ----------    ----------   -----------
                                                   Dollars in thousands)
Operating Income
    U.S. Cellular                         $   44,912    $   33,094   $  11,818
    TDS Telecom                               25,402        24,863         539
    Aerial                                   (64,537)           --     (64,537)
    American Paging                           (9,305)      (16,694)      7,389
                                          ----------    ----------   ---------
                                          $   (3,528)   $   41,263   $ (44,791)
                                          ==========    ==========   =========
Operating Margins:
    U.S. Cellular                              19.4%         18.4%
    TDS Telecom                                21.4%         24.4%
    Aerial                                       N/M           N/M
    American Paging                              N/M           N/M
    Consolidated                                 (.9%)        13.4%

 N/M = Not Meaningful

Investment and Other Income totaled $42.8 million in 1997 and $12.5 million in 1996. Gain on Sale of Cellular Interests and Other Investments totaled $13.8 million in the third quarter of 1997 compared to $7.8 million in 1996 as the Company has sold or traded certain non-strategic cellular interests and sold other investments. PCS Development Costs, costs incurred prior to the commencement of operations in the PCS markets, totaled $10.8 million in 1996. Cellular Investment Income increased 44% ($7.0 million) to $23.0 million, reflecting improvement in U.S. Cellular's equity-method markets managed by others.

Minority Share of Income decreased 177% ($6.4 million) in the third quarter of 1997 due primarily to the increase in Aerial's net loss allocated to its minority shareholders.

                                              Three Months Ended September 30,
                                          --------------------------------------
                                              1997         1996         Change
                                          ----------    ----------   ----------
                                                   (Dollars in thousands)
Minority Share of (Income) Loss
    United States Cellular
        Minority Shareholders' Share      $   (6,915)   $    (5,069)  $  (1,846)
        Minority Partners' Share              (3,023)        (3,194)        171
                                          ----------    -----------   ---------
                                              (9,938)        (8,263)     (1,675)
    Aerial                                    13,352          1,691      11,661
    American Paging                               --          3,299      (3,299)
    Telephone Subsidiaries and Other            (657)          (322)       (335)
                                          ----------    -----------   ---------
                                          $    2,757    $    (3,595)  $   6,352
                                          ==========    ===========   ==========

Interest Expense increased $17.5 million to $26.9 million in the third quarter of 1997 for reasons generally the same as the first nine months.

Income Tax Expense decreased $18.4 million to $3.4 million in the third quarter of 1997 compared with 1996 as pretax income decreased. The effective income tax rate was 27% in the third quarter of 1997 and 49% in 1996.

Net Income Available to Common decreased 61% ($13.7 million) to $8.5 million in the third quarter of 1997 from $22.2 million in 1996. Earnings Per Common Share were $.14 in 1997 and $.36 in 1996.

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

Cash Flows From Operating Activities. TDS is generating substantial internal funds from the rapid growth in customer units and revenues in the U.S. Cellular and TDS Telecom business units. U.S. Cellular's operating cash flow (operating income plus depreciation and amortization) increased 33% ($51.0 million) in the first nine months of 1997 compared to the same period in 1997 while TDS Telecom's operating cash flow increased 10% ($13.3 million). These increases, however, were offset by Aerial's $96.3 million negative cash flow as a result of its start-up activities. As a result, operating cash flow decreased 11% to $258.6 million in the first nine months of 1997 from $291.4 million in the same period of 1996. Cash flows for other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $108.9 million in the first nine months of 1997 and $105.4 million in 1996.

                                         Nine Months Ended September 30,
                               -------------------------------------------------
                                      1997           1996             Change
                               -------------    -------------     --------------
                                              (Dollars in thousands)
Operating cash flow
     U.S. Cellular             $     205,152    $     154,153     $      50,999
     TDS Telecom                     150,949          137,652            13,297
     Aerial                          (96,313)              --           (96,313)
     American Paging                  (1,187)            (360)             (827)
                               -------------    -------------     --------------
                                     258,601          291,445           (32,844)
Other operating activities          (108,872)        (105,418)           (3,454)
                               -------------    -------------     --------------
                               $     149,729    $     186,027     $     (36,298)
                               =============    =============     ==============

Cash Flows from Financing Activities. TDS has used short-term debt to finance its PCS and radio paging operations, for acquisitions and for general corporate purposes. TDS has taken advantage of attractive opportunities from time-to-time to retire short-term debt with the proceeds from long-term debt and equity sales and sales of non-strategic assets. Cash flows from financing activities totaled $339.2 million in the first nine months of 1997 compared to $69.8 million in 1996. Increases in short-term debt and U.S. Cellular's sale of notes provided most of the financing during 1997. In 1996, most of the financing was from Aerial's net proceeds of $195.3 million from an initial public offering offset somewhat by decreases in short-term debt.

Increases in short-term debt of $292.7 million during the first nine months of 1997 were used primarily to fund expenditures for PCS construction and development activities, stock repurchases and American Paging operating and capital requirements. U.S. Cellular received $247 million on the sale of 7.25% notes in August 1997. The proceeds were used to repay notes payable and long-term debt.

Through September 30, 1997, TDS purchased 1,798,100 TDS Common Shares for $69.9 million. In December 1996, the Company authorized the repurchase of up to three million TDS Common Shares over a period of three years. TDS also purchased 350,000 U.S. Cellular Common Shares for $9.8 million in 1997.

Cash Flows From Investing Activities. TDS makes substantial investments each year to acquire, construct, operate and maintain modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. Cash flows from investing activities required $499.3 million in the first nine months of 1997 compared to $198.2 million in 1996, primarily for additions to property, plant and equipment of $579.1 million in 1997 and $347.7 million in 1996. The sales of non-strategic cellular interests and other investments provided $53.9 million in 1997 and $212.5 million in 1996 and distributions from cellular partnerships provided $42.7 million in 1997 and $15.0 million in 1996.

Property, Plant and Equipment. The primary purpose of TDS's construction and expansion program is to provide for significant customer growth, to upgrade service, to expand into new communication areas, and to take advantage of service-enhancing and cost-reducing technological developments. Additions to property, plant and equipment increased to $579.1 million in the first nine months of 1997 from $347.7 million in 1996 primarily related to the increases in Aerial's and U.S. Cellular's construction expenditures of $152.0 million and $75.0 million, respectively. U.S. Cellular had capital expenditures of $248.0 million primarily for cell sites, equipment and systems development. TDS Telecom incurred $96.7 million for central office and outside plant and equipment while Aerial incurred $203.4 million primarily for cell sites, digital switching and microwave relocation in its markets.

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

In October 1997, U.S. Cellular completed the exchange with BellSouth Corporation it had announced earlier in 1997. Pursuant to the exchange, U.S. Cellular received majority interests in 12 markets adjacent to its Iowa and Wisconsin/Illinois clusters. In exchange, U.S. Cellular divested its majority interests in 10 markets and minority interests in nine markets and paid a net amount of $87 million in cash. Certain aspects of this transaction are taxable; the amount of these taxes will be determined by year-end and will be paid in the first quarter of 1998. No book gain or loss will be recorded on the transaction. U.S. Cellular has an agreement to sell a majority interest in one market in which it owned both licenses upon the completion of the exchange agreement. A waiver from the Federal Communications Commission has been received by U.S. Cellular to own both licenses until this divestiture is completed.

LIQUIDITY

TDS anticipates that the aggregate resources required for 1997 will include approximately $815 million for capital spending, consisting of $300 million for cellular capital additions, $130 million for telephone capital additions, $365 million for PCS capital additions, $20 million for radio paging capital additions, and $255 million for working capital and operating expenses for Aerial. The Company anticipates financing these expenditures with internally generated funds, short-term, intermediate-term and long-term financing.

U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash supplemented by short-term and intermediate-term financing. U.S. Cellular's operating cash flow totaled $247.2 million for the twelve months ended September 30, 1997, up 33% ($62.0 million) from 1996. In August 1997, U.S. Cellular issued $250 million principal amount of 7.25% notes under a $400 million shelf registration statement, priced to yield 7.33% to maturity. The proceeds of the offering were used to repay notes payable and long-term debt. U.S. Cellular had $500 million of bank lines of credit for general corporate purposes at September 30, 1997, all of which was available.

TDS Telecom plans to finance its construction program using internally generated cash supplemented by long-term financing from federal government programs. Operating cash flow totaled $205.6 million for the twelve months ended September 30, 1997, up 13% ($23.0 million) from 1996. At September 30, 1997, TDS Telecom telephone subsidiaries had $111.5 million in unadvanced loan funds from federal government programs.

Aerial plans to finance its construction expenditures and working capital requirements with short-term and intermediate-term financing and vendor financing.  Aerial is currently  contemplating a private  placement  offering in connection with a refinancing arrangement relating to its existing vendor financing. The proceeds from the offering are to be paid to Nokia
Telecommunications, Inc. in satisfaction of all outstanding obligations and future obligations of Aerial. Aerial continues to seek an investment from a minority equity investor.

TDS and its subsidiaries have cash and temporary investments totaling $74.9 million and longer-term cash investments totaling $36.2 million at September 30, 1997. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries' debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

TDS and its subsidiaries also have access to a variety of external capital sources. TDS had $644 million of bank lines of credit for general corporate purposes at September 30, 1997. Unused amounts of such lines totaled $194.5 million. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

TDS filed a shelf Registration Statement on Form S-3 on October 21, 1997 for the sale of up to $400 million of Trust Originated Preferred Securities(sm)
("TOPrS(sm)")1. TDS expects to issue approximately $150 million of the securities under the shelf registration during the fourth quarter. The proceeds from the fourth quarter issuance of the TOPrS is expected to be used to repay short-term indebtedness.

The Company anticipates requiring additional funding to finance Aerial's expected capital expenditures and working capital requirements, to finance acquisitions and for general corporate purposes. The timing and amount of such funding requirements will depend on the timing of Aerial's construction and operational requirements, the timing of acquisitions, and other relevant factors. There can be no assurance that sufficient funds will be available to the Company on terms or at

--------
          1 (sm) "Trust Originated Preferred Securities" and "TOPrS" are service marks of Merrill Lynch & Co., Inc.

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

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                    Three Months Ended       Nine Months Ended
                                       September 30            September 30,
                                    --------------------  ---------------------
                                       1997       1996        1997       1996
                                     --------   --------    --------   ---------
                                (Dollars in thousands, except per share amounts)
OPERATING REVENUES
    Cellular telephone              $ 231,959  $ 180,219  $  634,122  $ 493,331
    Telephone                         118,660    101,790     338,700    288,836
    PCS                                18,648         --      25,791         --
    Radio paging                       22,930     26,539      71,758     79,145
                                    ---------  ---------  ----------  ---------
                                      392,197    308,548   1,070,371    861,312
                                    ---------  ---------  ----------  ---------
OPERATING EXPENSES
    Cellular telephone                187,047    147,125     523,611    418,394
    Telephone                          93,258     76,927     261,992    215,125
    PCS                                83,185         --     141,961         --
    Radio paging                       32,235     43,233      96,603    106,492
                                    ---------  ---------  ----------  ---------
                                      395,725    267,285   1,024,167    740,011
                                    ---------  ---------  ----------  ---------
OPERATING INCOME                       (3,528)    41,263      46,204    121,301
                                    ---------  ---------  ----------  ---------
INVESTMENT AND OTHER
 INCOME (EXPENSE)
  Interest and dividend income          3,026      3,925       9,922     10,048
  Cellular investment income,
    net of license cost
    amortization                       22,969     15,992      58,372     38,221
  PCS development costs                    --    (10,805)    (21,614)   (24,312)
  Gain on sale of cellular
    interests and other
    investments                        13,767      7,797      24,365    136,049
  Other (expense), net                    305       (786)     (2,461)       979
  Minority share of income              2,757     (3,595)     (1,435)   (24,397)
                                    ---------  ---------  ----------  ---------
                                       42,824     12,528      67,149    136,588
                                    ---------  ---------  ----------  ---------
INCOME BEFORE INTEREST
    AND INCOME TAXES                   39,296     53,791     113,353    257,889
Interest expense                       26,885      9,346      60,579     30,343
                                    ---------  ---------  ----------  ---------
INCOME BEFORE INCOME TAXES             12,411     44,445      52,774    227,546
Income tax expense                      3,392     21,776      27,317    111,496
                                    ---------  ---------  ----------  ---------
NET INCOME                              9,019     22,669      25,457    116,050
Preferred Dividend Requirement           (470)      (469)     (1,422)      (769)
                                    ---------  ---------  ----------  ---------
NET INCOME AVAILABLE TO
    COMMON                          $   8,549  $  22,200  $   24,035  $ 115,281
                                    =========  =========  ==========  =========
WEIGHTED AVERAGE COMMON
    SHARES (000s)                      59,640     61,321      60,395     60,856
EARNINGS PER COMMON SHARE           $     .14  $     .36  $      .40  $    1.89
                                    =========  =========  ==========  =========

DIVIDENDS PER COMMON AND
    SERIES A COMMON SHARE           $    .105  $     .10  $     .315  $     .30
                                    =========  =========  ==========  =========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                                            Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                           1997         1996
                                                       -----------   -----------
                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $    25,457   $  116,050
    Add (Deduct) adjustments to reconcile net
     income to net cash provided by operating
     activities
       Depreciation and amortization                       212,397      170,143
       Deferred taxes                                        2,593       45,122
       Investment income                                   (62,754)     (40,747)
       Minority share of income                              1,435       24,397
       Gain on sale of cellular interests and other
          investments                                      (24,365)    (136,049)
       Noncash interest expense                             17,676       11,952
       Other noncash expense                                16,618       15,226
       Change in accounts receivable                       (46,389)     (27,724)
       Change in materials and supplies                    (29,300)       2,513
       Change in accounts payable                           16,617       (7,369)
       Change in accrued taxes                              22,088       11,984
       Change in other assets and liabilities               (2,344)         529
                                                       -----------   -----------
                                                           149,729      186,027
                                                       -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Long-term debt borrowings                                 260,236        8,904
 Repayments of long-term debt                             (115,853)     (23,161)
 Change in notes payable                                   292,727      (89,434)
 Dividends paid                                            (20,363)     (19,639)
 Repurchase of Common Shares                               (69,942)          --
 Purchase of subsidiary common stock                        (9,801)          --
 Proceeds from the issuance of subsidiaries' stock              --      194,262
 Other financing activities                                  2,149       (1,134)
                                                       -----------   -----------
                                                           339,153       69,798
                                                       -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property, plant and equipment               (579,138)    (347,709)
 Investments in and advances to cellular
  minority partnerships                                       (499)     (14,931)
 Distributions from partnerships                            42,695       14,959
 Investments in PCS licenses                                (5,034)     (21,009)
 Proceeds from investment sales                             53,865      212,549
 Change in other investments                                 1,475       (2,020)
 Acquisitions, net of cash acquired                        (39,169)     (33,892)
 Change in temporary investments and marketable
     securities                                             26,510       (6,140)
                                                       -----------   -----------
                                                          (499,295)    (198,193)
                                                       -----------   -----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                         (10,413)      57,632
CASH AND CASH EQUIVALENTS -
 Beginning of period                                        57,633       55,116
                                                       -----------   -----------
 End of period                                         $    47,220   $  112,748
                                                       ===========   ===========

         The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       (Unaudited)
                                                      September 30, December 31,
                                                           1997          1996
                                                      -----------   ------------

                                                         (Dollars in thousands)

CURRENT ASSETS
    Cash and cash equivalents                          $    47,220   $   57,633
    Temporary investments                                   27,635       61,664
    Accounts receivable from customers and others          227,776      181,212
    Materials and supplies, at average cost,
        and other current assets                            80,238       45,561
                                                       -----------   -----------
                                                           382,869      346,070
                                                       -----------   -----------
INVESTMENTS
    Cellular license acquisition costs, net of
     amortization                                        1,085,458    1,088,409
    Cellular minority interests                            220,776      206,390
    PCS license acquisition costs                          378,624      382,724
    Franchise costs and other costs in excess of
        the underlying book value of subsidiaries,
          net                                              178,928      181,845
    Other investments                                       89,006       84,536
                                                       -----------   -----------
                                                         1,952,792    1,943,904
                                                       -----------   -----------
PROPERTY, PLANT AND EQUIPMENT
    Cellular telephone, net                                792,279      650,754
    Telephone, net                                         787,975      769,361
    PCS, net                                               548,191      322,723
    Radio paging, net                                       47,038       51,472
    Other, net                                              44,604       34,579
                                                       -----------   -----------
                                                         2,220,087    1,828,889
                                                       -----------   -----------
OTHER ASSETS AND DEFERRED CHARGES                          105,323       82,106
                                                       -----------   -----------
    TOTAL ASSETS                                       $ 4,661,071   $4,200,969
                                                       ===========   ===========



         The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                 (Unaudited)
                                                September 30,   December 31,
                                                     1997            1996
                                                ------------    ------------

                                                  (Dollars in thousands)
CURRENT LIABILITIES
    Current portion of long-term debt
        and preferred shares                    $    14,793     $    38,197
    Notes payable                                   451,329         160,537
    Accounts payable                                210,962         205,427
    Advance billings and customer deposits           33,171          32,434
    Accrued interest                                  8,488          11,777
    Accrued taxes                                    27,081           3,194
    Other current liabilities                        45,135          57,701
                                                -----------     -----------
                                                    790,959         509,267
                                                -----------     -----------

DEFERRED LIABILITIES AND CREDITS                    220,547         214,906
                                                -----------     -----------


LONG-TERM DEBT, excluding current portion         1,228,175         982,232
                                                -----------     -----------

REDEEMABLE PREFERRED SHARES, excluding
    current portion                                     279             280
                                                -----------     -----------

MINORITY INTEREST in subsidiaries                   424,615         432,343
                                                -----------     -----------

NONREDEEMABLE PREFERRED SHARES                       28,217          29,000
                                                -----------     -----------

COMMON STOCKHOLDERS' EQUITY
    Common Shares, par value $1 per share            54,401          54,237
    Series A Common Shares, par value $1 per
          share                                       6,927           6,917
    Common Shares issuable (10,480 and 30,977
      shares, respectively)                             499           1,461
    Capital in excess of par value                1,661,892       1,661,093
    Treasury Shares, at cost (1,793,358 shares)     (69,767)             --
    Retained earnings                               314,327         309,233
                                                -----------     -----------
                                                  1,968,279       2,032,941
                                                -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 4,661,071     $ 4,200,969
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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

2. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

3. Earnings per Common Share were computed by dividing Net Income Available to Common by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common stock equivalents at September 30, 1997 consist of dilutive Common Share options.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in March 1997 which will become effective in December 1997. Earnings per share would not change if SFAS No. 128 had been in effect as of January 1, 1996.

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


                                                      Nine Months Ended
                                                         September 30,
                                                  ------------------------------
                                                      1997            1996
                                                  -----------     -------------
                                                      (Dollars in thousands)

      Property, plant and equipment               $         --    $     55,692
      Cellular licenses                                 37,258          94,454
      Increase in equity method investment
         in cellular interests                              --           8,356
      Franchise costs                                       --          12,847
      Long-term debt                                        --         (22,979)
      Deferred credits                                      --          (7,363)
      Other assets and liabilities,
         excluding cash and cash equivalents                --           9,613
      Minority interest                                  1,911          (3,036)
      Common Shares issued and issuable                     --        (113,658)
      USM Stock issued and issuable                         --             (34)
                                                  ------------    ------------
      Decrease in cash due to acquisitions        $     39,169    $     33,892
                                                  ============    ============


The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                        Nine Months Ended
                                                           September 30,
                                                  -----------------------------
                                                      1997             1996
                                                  -----------     ------------
                                                      (Dollars in thousands)

      Interest Paid                               $    56,526     $     44,674
      Income Taxes Paid                                 9,286           65,466
      Common Shares issued by TDS for
         conversion of TDS Preferred Stock        $       762     $      4,545

5.    Debt Securities

      U.S. Cellular filed a shelf Registration Statement on Form S-3 in July 1997 for the sale of up to $400 million of unsecured debt. U.S. Cellular issued $250 million of 7.25% Notes due August 15, 2007 (the "Notes") under the shelf registration statement in August 1997. The net proceeds for the sale of the Notes of approximately $247.0 million was used to repay notes payable and long-term debt.

6.    Subsequent Events

      TDS filed a shelf Registration Statement on Form S-3 on October 21, 1997 for the sale of up to $400 million of Trust Originated Preferred Securities(sm) ("TOPrS(sm)"). TDS expects to issue approximately $150 million of the securities under the shelf registration during the fourth quarter. The proceeds from the sale of the TOPrS is expected to be used to repay short-term indebtedness.

      In October 1997, U.S. Cellular completed the exchange with BellSouth Corporation it had announced earlier in 1997. Pursuant to the exchange, U.S. Cellular received majority interests in 12 markets adjacent to its Iowa and Wisconsin/Illinois clusters. In exchange, U.S. Cellular divested its majority interests in 10 markets and minority interests in nine markets and paid a net amount of $87 million in cash. Certain aspects of the transaction are taxable; the amount of these taxes will be determined by year-end and will be paid in the first quarter of 1998. No book gain or loss will be recorded on the transaction.

7.    Business Segment Information

      The following tables summarize business segment information for the three months and nine months ended or at September 30, 1997, and 1996.

CELLULAR OPERATIONS

                               Three Months Ended or at  Nine Months Ended or at
                                     September 30,            September 30,
                               ------------------------ ------------------------
                                  1997       1996         1997         1996
                               ----------  ----------  -----------  -----------
                                            (Dollars in thousands)
Operating Revenues
  Local service                $  147,279  $  108,296  $   407,591   $  299,951
  Inbound roaming                  60,992      52,256      163,576      139,689
  Long-distance and other          23,688      19,667       62,955       53,691
                               ----------  ----------  -----------   ----------
                                  231,959     180,219      634,122      493,331
                               ----------  ----------  -----------   ----------
Operating Expenses
  System operations                40,268      27,339      109,545       79,728
  Marketing and selling            42,729      31,384      119,728       86,455
  Cost of equipment sold           19,716      18,241       55,473       49,631
  General and administrative       51,285      42,696      144,224      123,364
  Depreciation and
    amortization                   33,049      27,465       94,641       79,216
                               ----------  ----------  -----------   ----------
                                  187,047     147,125      523,611      418,394
                               ----------  ----------  -----------   ----------
Operating Income               $   44,912  $   33,094  $   110,511   $   74,937
                               ==========  ==========  ===========   ==========
Additions to property, plant
    and equipment              $   86,899  $   71,985  $   247,957   $  172,916
Identifiable assets            $2,340,079  $2,067,259  $ 2,340,079   $2,067,259

TELEPHONE OPERATIONS
                             Three Months Ended or at   Nine Months Ended or at
                                     September 30,          September 30,
                               ----------------------  ------------------------
                                   1997        1996        1997        1996
                               ----------  ----------  -----------  -----------
                                            (Dollars in thousands)
Telephone Operations
  Operating Revenues
    Local Service              $   31,031  $   28,603  $    91,383   $   81,148
    Network access and
      long distance                61,512      54,479      174,821      155,272
    Miscellaneous                  12,732      12,650       37,091       34,902
                               ----------  ----------  -----------   ----------
                                  105,275      95,732      303,295      271,322
                               ----------  ----------  -----------   ----------
  Operating Expenses
    Network operations             20,741      19,359       56,541       51,671
    Depreciation and
       amortization                23,939      22,463       71,043       61,907
    Customer operations            16,893      14,515       48,080       39,960
    Corporate and other            17,597      14,833       49,330       44,733
                               ----------  ----------  -----------   ----------
                                   79,170      71,170      224,994      198,271
                               ----------  ----------  -----------   ----------
  Telephone Operating Income       26,105      24,562       78,301       73,051
                               ----------  ----------  -----------   ----------

Other Operations
  Revenues                         14,174       6,403       36,654       18,351
  Expenses                         14,877       6,102       38,247       17,691
                               ----------  ----------  -----------   ----------
  Other Operating Income             (703)        301       (1,593)         660
                               ----------  ----------  -----------   ----------
Intercompany Eliminations
  Revenues                           (789)       (345)      (1,249)        (837)
  Expenses                           (789)       (345)      (1,249)        (837)
                               ----------  ----------  -----------   ----------
Operating Income               $   25,402  $   24,863  $    76,708   $   73,711
                               ==========  ==========  ===========   ==========

Additions to property, plant
    and equipment              $   41,879  $   36,389  $    96,717   $   91,131
Identifiable assets            $1,192,035  $1,164,783  $ 1,192,035   $1,164,783

PCS OPERATIONS
                             Three Months Ended or at   Nine Months Ended or at
                                      September 30,          September 30,
                               ----------------------  ------------------------
                                   1997        1996        1997         1996
                               ----------  ----------  -----------   ----------
                                              (Dollars in thousands)

Operating Revenues             $   18,648  $       --  $    25,791   $       --
                               ----------  ----------  -----------   ----------

Operating Expenses
  Systems operations                9,815          --       13,857           --
  Marketing and selling            12,113          --       27,003           --
  Cost of equipment sold           25,798          --       40,770           --
  General and administrative       16,478          --       33,717           --
  Customer service                  5,007          --        6,757           --
  Depreciation                     12,121          --       17,282           --
  Amortization                      1,853          --        2,575           --
                               ----------  ----------  -----------   ----------
                                   83,185          --      141,961           --
                               ----------  ----------  -----------   ----------
Operating (Loss)               $  (64,537) $       --  $  (116,170)  $       --
                               ==========  ==========  ===========  ===========


Additions to property, plant
    and equipment              $   45,671  $   28,882   $  203,374   $   51,337
Identifiable assets            $  899,580  $  431,103   $  899,580   $  431,103

RADIO PAGING OPERATIONS
                              Three Months Ended or at  Nine Months Ended or at
                                     September 30,            September 30,
                               ----------------------   -----------------------
                                   1997       1996         1997         1996
                               ----------  ----------   ----------   ----------
                                            (Dollars in thousands)

Operating Revenues             $   22,930  $   26,539   $   71,758   $   79,145
                               ----------  ----------   ----------   ----------
Costs and expenses
  Cost of services                  7,442       6,573       20,482       19,418
  Selling, general and
     administrative                14,170      22,142       45,703       52,327
  Cost of equipment sold            2,110       2,194        6,760        7,760
  Depreciation and
     amortization                   8,513      12,324       23,658       26,987
                               ----------  ----------   ----------   ----------
                                   32,235      43,233       96,603      106,492
                               ----------  ----------   ----------   ----------
Operating (Loss)               $   (9,305) $  (16,694)  $  (24,845)  $  (27,347)
                               ==========  ==========   ==========   ==========
Additions to property, plant
    and equipment              $    2,123  $    4,302   $   13,594   $   26,330
Identifiable assets            $  142,569  $  158,804   $  142,569   $  158,804

OTHER OPERATIONS
                              Three Months Ended or at  Nine Months Ended or at
                                    September 30,            September 30,
                               ----------------------   -----------------------
                                   1997       1996         1997         1996
                               ----------  ----------   ----------   ----------
                                            (Dollars in thousands)
Additions to property, plant
    and equipment              $    9,335  $   (5,694)  $   17,496   $    5,995
Identifiable Assets            $   86,809  $  111,353   $   86,809   $  111,353

                           PART II. OTHER INFORMATION

Item 5.  Other Information

         In December 1996, TDS authorized the repurchase of up to 3.0 million TDS Common Shares over a period of three years. Through September 30, 1997, TDS has repurchased 1,798,100 TDS Common Shares for an aggregate purchase price of $69.9 million. TDS also purchased 350,000 U.S. Cellular Common Shares for $9.8 million in the first quarter of 1997. The share repurchases were financed primarily by borrowings under TDS' short-term lines of credit.

         On October 21, 1997, TDS announced that it had filed a shelf registration statement with the Securities and Exchange Commission covering $400 million of Trust Originated Preferred Securities(sm). The news release issued to announce this is attached as Exhibit 99.1.

         On November 3, 1997, U.S. Cellular announced the completion of an exchange transaction with BellSouth Corporation, pursuant to agreements entered into in February 1997. The news release issued to announce this is attached as Exhibit 99.2.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 3.1 - Articles of Incorporation, as amended

         (b) Exhibit 11 - Computation of earnings per common share

         (c) Exhibit 12 - Statement regarding computation of ratios

         (d) Exhibit 27 - Financial Data Schedule

         (e) Exhibit 99.1 - TDS news release dated October 21, 1997

         (f) Exhibit 99.2 - U.S. Cellular news release dated November 3, 1997

         (g) Reports on Form 8-K filed during the quarter  ended  September  30,
             1997

             No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TELEPHONE AND DATA SYSTEMS, INC.
                                  (Registrant)





Date      November 13, 1997                     /s/ MURRAY L. SWANSON
     ----------------------------               --------------------------
                                                Murray L. Swanson,
                                                Executive Vice President-Finance
                                                (Chief Financial Officer)



Date      November 13, 1997                     /s/ GREGORY J. WILKINSON
     ----------------------------               ---------------------------
                                                Gregory J. Wilkinson,
                                                Vice President and Controller
                                                Principal Accounting Officer)