Form 10-K
period 1997-12-31
TELEPHONE & DATA SYSTEMS INC
filed 1998-03-27
CIK 96966

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                    OR
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-8251
                             ---------------------
                        TELEPHONE AND DATA SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                    IOWA                               36-2669023
        (State or other jurisdiction        (IRS Employer Identification No.)
     of incorporation or organization)
     30 NORTH LASALLE STREET, CHICAGO,                    60602
                  ILLINOIS
  (Address of principal executive offices)             (Zip code)

                 REGISTRANT'S TELEPHONE NUMBER: (312) 630-1900

          Securities registered pursuant to Section 12(b) of the Act:

                                     NAME OF EACH EXCHANGE ON WHICH
        TITLE OF EACH CLASS                    REGISTERED
-----------------------------------  ------------------------------
    Common Shares, $1 par value         American Stock Exchange
  8.5% TDS-Obligated Manditorily
Redeemable Preferred Securities of
         Subsidiary Trust               American Stock Exchange
  8.04% TDS-Obligated Manditorily
Redeemable Preferred Securities of
         Subsidiary Trust               American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                             ---------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    As of February 27, 1998, the aggregate market values of the registrant's Common Shares, Series A Common Shares and Preferred Shares held by nonaffiliates were approximately $2.3 billion, $22.3 million and $41.0 million, respectively. The closing price of the Common Shares on February 27, 1998, was $43.56, as reported by the American Stock Exchange. Because no market exists for the Series A Common Shares and Preferred Shares, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares were initially issued by the registrant in exchange for Common Shares on a one-for-one basis and are convertible on a share-for-share basis into Common Shares, (ii) each nonconvertible Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each convertible Preferred Share has a value of $43.56 times the number of Common Shares into which it was convertible on February 27, 1998.

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 27, 1998, is 53,934,975 Common Shares, $1 par value, and 6,936,277 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1997 Annual Report to Shareholders described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Part II of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                                      PAGE NUMBER
                                                                                                    OR REFERENCE(1)
                                                                                                  --------------------
Item  1.     Business...........................................................................              3
Item  2.     Properties.........................................................................             48
Item  3.     Legal Proceedings..................................................................             49
Item  4.     Submission of Matters to a Vote of Security Holders................................             49
             Market for Registrant's Common Equity and Related Stockholder Matters..............             50(2)
Item  5.
Item  6.     Selected Financial Data............................................................             50(3)
             Management's Discussion and Analysis of Financial Condition and Results of
               Operations.......................................................................             50(4)
Item  7.
Item  7A.    Quantitative and Qualitative Disclosures About Market Risk.........................             50
Item  8.     Financial Statements and Supplementary Data........................................             50(5)
             Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure.......................................................................             50
Item  9.
Item 10.     Directors and Executive Officers of the Registrant.................................             51
Item 11.     Executive Compensation.............................................................             56
Item 12.     Security Ownership of Certain Beneficial Owners and Management.....................             66
Item 13.     Certain Relationships and Related Transactions.....................................             69
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K....................             70

------------------------

(1) Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 1997 ("Annual Report").

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

TELEPHONE AND DATA SYSTEMS, INC.
30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602
TELEPHONE (312) 630-1900

                                                                       [LOGO]

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

    Telephone and Data Systems, Inc. (the "Company" or "TDS"), is a diversified telecommunications service company with established cellular telephone, local telephone and radio paging operations and developing personal communications services ("PCS") operations. At December 31, 1997, the Company served approximately 3.2 million customer units in 37 states, including 1,710,000 cellular telephones, 515,500 telephone access lines, 125,000 PCS telephones and 811,100 pagers. For the year ended December 31, 1997, cellular operations provided 60% of the Company's consolidated revenues; telephone operations provided 30%; PCS operations provided 4%; and paging operations provided 6%. The Company's long-term business development strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other telecommunications businesses that management believes will utilize the Company's expertise in customer-based telecommunications.

    The Company conducts substantially all of its cellular operations through its 81%-owned subsidiary, United States Cellular Corporation [AMEX: USM]. At December 31, 1997, U.S. Cellular provided cellular telephone service to 1,710,000 customers through 134 majority-owned and managed ("consolidated") cellular systems serving approximately 16% of the geography and approximately 9% of the population of the United States. Since 1985, when U.S. Cellular began providing cellular service in Knoxville, Tennessee, U.S. Cellular has expanded its cellular networks and customer service operations to cover 143 managed markets in 26 states as of December 31, 1997. In total, the Company operated eight market clusters, of which four had a total population of more than two million, and each of which had a total population of more than one million. Overall, 86% of the Company's 26.2 million population equivalents were in markets which were consolidated, 2% were in managed but not consolidated markets and 12% were in markets in which the Company holds an investment interest.

    The Company conducts substantially all of its telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom"). At December 31, 1997, TDS Telecom operated 106 telephone companies serving 515,500 access lines in 28 states. TDS Telecom is expanding by offering additional lines of telecommunications products and services to existing customers and through the selective acquisition of local exchange telephone companies serving rural and suburban areas. TDS Telecom has acquired 18 telephone companies and divested one telephone company since the beginning of 1993. These net acquisitions added 89,600 access lines during this five-year period, while internal growth added 104,200 lines.

    The Company conducts substantially all of its broadband personal communications services ("PCS") operations through its 83%-owned subsidiary, Aerial Communications, Inc. [NASDAQ: AERL]. Aerial provides PCS service in the Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus Major Trading Areas ("MTAs") (collectively, the "PCS Markets"). The PCS Markets include approximately 27.6 million population equivalents. Aerial has commenced service in all its markets and provided service to 125,000 PCS telephones as of December 31, 1997.

    The Company conducts substantially all of its radio paging operations through its 82%-owned subsidiary, American Paging, Inc. [AMEX: APP]. American Paging offers radio paging and related services through its subsidiaries. Since the beginning of 1993, the number of pagers in service increased from 322,200 to 811,100 at December 31, 1997, primarily from internal growth. American Paging provides service in 21 states and the District of Columbia through 35 sales and service offices. American Paging's service areas cover a total population of approximately 76 million.

    The Company was incorporated in Iowa in 1968. The Company's executive offices are located at 30 North LaSalle Street, Chicago, Illinois 60602. Its telephone number is 312-630-1900.

    Unless the context indicates otherwise: (I) references to "TDS" or the "Company" refer to Telephone and Data Systems, Inc., and its subsidiaries; (ii) references to "USM" or "U.S. Cellular" refer to United States Cellular Corporation and its subsidiaries; (iii) references to "TDS Telecom" refer to TDS Telecommunications Corporation and its subsidiaries; (iv) references to "AERL" or "Aerial" refer to Aerial Communications, Inc. and its subsidiaries;(v) references to "APP" or "American Paging" refer to American Paging, Inc. and its subsidiaries; (vi) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas; (vii) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas; (viii) references to cellular "markets" or "systems" refer to MSAs, RSAs or both; (ix) references to "MTA" refer to Major Trading Areas, as used by the FCC in designating PCS markets; (x) references to "population equivalents" mean the population of a market, based on 1997 Claritas Estimates, multiplied by the percentage interests that the Company owns or has the right to acquire in an entity licensed, designated to receive a license or expected to receive a construction permit ("licensee") by the FCC to construct or operate a cellular or a PCS system in such market.

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

    Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which TDS operates; advances in telecommunications technology; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; start-up of PCS operations; and unanticipated changes in growth in cellular and PCS customers, penetration rates, churn rates and the mix of products and services offered in the Company's markets. Readers should evaluate any statements in light of these important factors.

PROPOSED CORPORATE RESTRUCTURING

    The Board of Directors of Telephone and Data Systems, Inc. (the "Board") has adopted a proposal which, if approved by shareholders and implemented by the Board, would authorize the Board to issue three new classes of common stock and change the state of incorporation of TDS from Iowa to Delaware (the "Tracking Stock Proposal"). The three new classes of stock are intended to separately reflect the performance of TDS's cellular telephone, landline telephone and personal communications services businesses ("Tracking Stocks").

    The Tracking Stocks are intended to result in greater market recognition of the value (individually and collectively) of TDS and of TDS's three principal business groups ("Tracking Groups"), thereby enhancing shareholder value over the long term, while at the same time enabling TDS's businesses to preserve the benefits of being part of a consolidated enterprise. The Tracking Stock Proposal is expected to:

    - provide TDS with greater flexibility in raising capital and making acquisitions, using equity securities specifically related to the Tracking Groups;

    - enable TDS to more effectively tailor employee benefit plans to provide incentives to employees of the Tracking Groups;

    - provide shareholders with the opportunity to invest in separate securities that specifically reflect the underlying businesses, depending upon their investment objectives;

    - permit shareholders to continue to invest in all of the TDS businesses through the Common Shares and the Series A Common Shares.

    Pursuant to the Tracking Stock Proposal each issued Preferred Share, Common Share and Series A Common Share of TDS would be converted into a new Preferred Share, Common Share and Series A Common Share, respectively, of Telephone and Data Systems, Inc., a Delaware corporation. In addition, the Tracking Stock Proposal would authorize three new classes of common stock, to be designated as United States Cellular Group Common Shares (the "Cellular Group Shares"), TDS Telecommunications Group Common Shares (the "Telecom Group Shares") and Aerial Communications Group Common Shares (the "Aerial Group Shares"). The Cellular Group Shares, when issued, are intended to reflect the separate performance of the United States Cellular Group (the "Cellular Group"), which consists of TDS's interest in United States Cellular Corporation, a subsidiary of TDS operating and investing in cellular telephone companies and properties ("U.S. Cellular"). The Telecom Group Shares, when issued, are intended to reflect the separate performance of the TDS Telecommunications Group (the "Telecom Group"), which primarily consists of TDS's interest in TDS Telecommunications Corporation, a subsidiary of TDS operating landline telephone companies ("TDS Telecom"). The Aerial Group Shares, when issued, are intended to reflect the separate performance of the Aerial Communications Group (the "Aerial Group"), which consists of TDS's interest in Aerial Communications, Inc., a subsidiary of TDS providing broadband personal communications services ("Aerial").

    Subject to the approval of the Tracking Stock Proposal by shareholders, TDS intends to:

    - offer and sell Telecom Group Shares in a public offering for cash, subject to prevailing market and other conditions (the "Telecom Public Offering"), and allocate the net proceeds thereof to the Telecom Group,

    - issue Cellular Group Shares in exchange for all of the Common Shares of U.
      S. Cellular which are not owned by TDS, subject to approval by the board of directors and the shareholders of U. S. Cellular, (the "U.S. Cellular Merger"),

    - issue Aerial Group Shares in exchange for all of the Common Shares of Aerial which are not owned by TDS, subject to approval by the board of directors and the shareholders of Aerial (the "Aerial Merger"), and

    - distribute one Cellular Group Share, two-thirds of a Telecom Group Share and two-thirds of an Aerial Group Share in the form of a stock dividend with respect to each outstanding Series A Common Share and Common Share of TDS (the "Distribution").

    It is currently expected that the Distribution would take place in July 1998 or later, after the completion of the Telecom Public Offering, the U.S. Cellular Merger and the Aerial Merger, although the Board reserves the right to effect all or any part of the Distribution at any time after the approval of the Tracking Stock Proposal, or not to make the Distribution, regardless of whether or not such other transactions have taken place.

    The shares of Tracking Stock which would be issued in the Distribution would represent an approximately 75% interest in the common equity value of TDS in each Tracking Group (the "Outstanding Interest"). When considering the shares of Tracking Stock which would also be issued in the Telecom Public Offering, the U.S. Cellular Merger and the Aerial Merger, as well as the Distribution, the Outstanding Interest would initially represent in the aggregate an approximately 80% interest in each Tracking Group. Upon completion of all of the Transactions as contemplated, approximately 20% of the common shareholders' value of each Tracking Group would initially be retained (the "Retained Interest") in a residual group (the "TDS Group"), along with all other interests held by TDS.

    The TDS Series A Common Shares and Common Shares will continue to be outstanding and are intended to reflect the performance of the Cellular Group, the Telecom Group, and the Aerial Group to the extent of the Retained Interest in the respective groups, and to reflect the performance of the other assets and businesses attributed to the TDS Group.

    Following the Distribution, subject to the legal and contractual restrictions on the payment of dividends, the Board currently intends to establish an annual dividend on the TDS Common Shares and Series A Common Shares in an amount equal to $.11 per share. The Board also currently intends to establish an annual dividend on the Telecom Group Shares in an amount equal to $.50 per share. (Based on the expected distribution ratio of two-thirds of a Telecom Group Share for each existing Common Share and Series A Common Share, the dividend on Telecom Group shares would equate to a per share dividend of $.33 per existing Common Share and Series A Common Share. The total of the dividend on TDS Common Shares and Series A Common Shares of $.11 and the equivalent dividend on Telecom Group Shares of $.33 equals the existing current annual dividend on the existing Common Shares and Series A Common Shares of $.44.) With regard to the Cellular Group and the Aerial Group Shares, the Board currently intends to retain future earnings, if any, for the development of the businesses of the Cellular Group and the Aerial Group, respectively, and does not anticipate paying dividends on the Cellular Group or the Aerial Group Shares in the foreseeable future. Future dividends on the shares of common stock will be payable when, as and if declared by the Board out of the lesser of (1) all funds of TDS legally available therefor and (2) the available dividend amount with respect to the relevant Group.

    On a pro forma basis assuming the Tracking Stock Proposal became effective, funds of TDS legally available for the payment of dividends ("Surplus") (approximately $1,966 million as of December 31, 1997, based on the financial statements) is an amount approximately equal to the Total Common and Preferred Equity of TDS less the par or stated value of all shares of common and preferred stock outstanding (204,922,000 shares as of December 31, 1997 after the Distribution). With respect to any Tracking Group, the Available Dividend Amount (approximately $1,222 million for the Cellular Group, $287 million for the Telecom Group and $144 million for the Aerial Group as of December 31, 1997, based on the financial statements) is an amount approximately equal to the Outstanding Interest Fraction of such Tracking Group (approximately 75% after the Distribution) times the respective Tracking Group Equity less the par value of the respective outstanding Tracking Group shares. With respect to the TDS Group, the Available Dividend Amount (approximately $602 million as of December 31, 1997) is an amount approximately equal to the greater of a) an amount (approximately $313 million) which is approximately equal to the Surplus of TDS less the sum of all Available Dividend Amounts of all Tracking Groups or b) an amount (approximately $602 million) which is approximately equal to the TDS Group Equity and Preferred Stock less the par or stated value of all Common and Series A Common Shares and Preferred Stock outstanding.

    Subject to the completion of the U.S. Cellular Merger and the Aerial Merger, TDS intends to terminate certain intercompany agreements between TDS and U.S. Cellular and Aerial, respectively. Thereafter, some or all of the arrangements between TDS and such subsidiaries would be determined solely by policies that management of TDS believes to be reasonable. Many of such policies would continue the arrangements which presently exist between TDS and U.S. Cellular or Aerial pursuant to the intercompany agreements, but TDS would have no contractual obligation to continue such policies after the intercompany agreements have been terminated.

    If the Tracking Stock Proposal is approved by shareholders and implemented by the Board, following the issuance of the Tracking Stocks, TDS will prepare and file with the Securities and Exchange Commission consolidated financial statements of TDS and financial statements of the Cellular Group, the Telecom Group and the Aerial Group for so long as the respective Tracking Stock is outstanding, and the TDS Group for as long as any Tracking Stock is outstanding. Although the financial statements of the Cellular Group, the Telecom Group, the Aerial Group, and the TDS Group will separately report the assets, liabilities (including contingent liabilities) and shareholders' equity of TDS attributed to the Cellular Group, the Telecom Group, the Aerial Group, and the TDS Group, such attribution will not affect the legal title to such assets or responsibility for such liabilities. Holders of the Cellular Group, the
Telecom Group, and the Aerial Group Common Shares will be, and holders of TDS Common Shares and Series A Common Shares will continue to be, shareholders of TDS. TDS and its subsidiaries will each continue to be responsible for their respective liabilities.

    LEGAL PROCEEDINGS. On December 29, 1997, a party, which claims to be a holder of U.S. Cellular Common Shares, filed a putative class action complaint on behalf of common stockholders of U.S. Cellular in the Court of Chancery of the State of Delaware in New Castle County. The complaint names as defendants TDS, U.S. Cellular, and the directors of U.S. Cellular. The complaint alleges a breach of fiduciary duties by the defendants and seeks to have the U.S. Cellular Merger enjoined or, if it is consummated, to have it rescinded and to recover unspecified damages, fees and expenses. The defendants have been served with the complaint in this case but have not yet responded to the complaint. The time for the defendants to respond has been extended. The timing for a response will be determined based on discussions between counsel for plaintiffs and defendants, but a response is not expected to take place for at least one or more months. On January 30, 1998, a virtually identical complaint was filed by an individual. None of the defendants have been served with this complaint. It is expected that these cases will be consolidated.

    On January 5, 1998, an individual who claims to be a holder of Aerial Common Shares, filed a putative class action complaint on behalf of common stockholders of Aerial in the Court of Chancery of the State of Delaware in New Castle County. The complaint names as defendants TDS, Aerial and the directors of TDS and Aerial. The complaint alleges a breach of fiduciary duties by the defendants and seeks to have the Aerial Merger enjoined or, if it is consummated, to have it rescinded and to recover unspecified damages, fees and expenses. The defendants have been served with the complaint in this case but have not yet responded to the complaint. The time for the defendants to respond has been extended. The timing for a response will be determined based on discussions between counsel for plaintiffs and defendants, but a response is not expected to take place for at least one or more months. On February 6, 1998, a virtually identical complaint was filed by a second individual. None of the defendants have been served with this complaint. It is expected that these cases will be consolidated.

    The Company intends to vigorously defend against these lawsuits.

    The foregoing description of the Tracking Stock Proposal is qualified in its entirety to the more complete description contained in the Company's proxy statement dated March 24, 1998, which is incorporated herein by reference.

                         CELLULAR TELEPHONE OPERATIONS

    The Company's cellular operations are conducted through U.S. Cellular and subsidiaries. U.S. Cellular served 1,710,000 customers through 134 majority-owned and managed cellular systems at December 31, 1997. Overall, U.S. Cellular owned 26.2 million population equivalents in 192 markets at December 31, 1997.

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

    The FCC currently grants only two licenses to provide cellular telephone service in each market. However, competition for customers includes competing communications technologies such as conventional landline and mobile telephone, Specialized Mobile Radio ("SMR") systems and radio paging. PCS has become available in certain areas of the United States, including U.S. Cellular's markets, and U.S. Cellular expects PCS operators to complete initial deployment of PCS in portions of all of its market clusters by the end of 1998. Additionally, emerging technologies such as Enhanced Specialized Mobile Radio ("ESMR") and mobile satellite communication systems may prove to be competitive with cellular service in the future in some or all of U.S. Cellular markets.

    The services available to cellular customers and the sources of revenue available to cellular system operators are similar to those provided by conventional landline telephone companies. Customers may be charged a separate fee for system access, airtime, long-distance calls, and ancillary services. Cellular system operators often provide service to customers of other operators' cellular systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog cellular telephones be compatible in all market areas in the United States. The system that provides the service to these roamers will generate usage revenue. Many operators, including U.S. Cellular, charge premium rates for this roaming service.

    There are a number of recent technical developments in the cellular industry. Currently, while most of the MTSOs process information digitally, on certain cellular systems the radio transmission is done on an analog basis. During 1992, a new transmission technique was approved for implementation by the cellular industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the cellular industry and has been deployed in several markets, including U.S. Cellular's operations in portions of several clusters. Another digital technology, Code Division Multiple Access ("CDMA"), is being deployed by U.S. Cellular in portions of certain clusters. Digital radio technology offers several advantages, including greater privacy, less transmission noise, greater system capacity and potentially lower incremental costs for additional customers. The conversion from analog to digital radio technology is continuing on an industry-wide basis; however this process is expected to take a number of years. PCS operators have deployed TDMA, CDMA and a third digital technology, Global Systems for Mobile Communications ("GSM"), in the markets where they have begun operations.

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

CELLULAR OPERATIONS

    From its inception in 1983 until 1993, U.S. Cellular had principally been in a start-up phase. During that time, U.S. Cellular's activities had been concentrated significantly on the acquisition of interests in cellular licensees and on the construction and initial operation of cellular systems. The development of a cellular system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. U.S. Cellular experienced operating losses and net losses from its inception until 1993. During the past four years, U.S. Cellular has generated operations-driven net income and has significantly increased its operating cash flows during that time. Management anticipates further growth in cellular units in service and revenues as U.S. Cellular continues to expand through internal growth. Marketing and system operations expenses associated with this expansion may reduce the rate of growth in operating cash flow and operating income during the period of increased growth. In addition, U.S. Cellular anticipates that the seasonality of revenue streams and operating expenses may cause U.S. Cellular's operating income to vary from quarter to quarter.

    While U.S. Cellular produced operating income and net income during the last four years, changes in any of several factors may reduce U.S. Cellular's growth in operating income and net income over the next few years. These factors include: (i) the growth rate in U.S. Cellular's customer base; (ii) the usage and pricing of cellular services; (iii) the churn rate; (iv) the cost of providing cellular services, including the cost of attracting new customers; (v) the introduction of competition from PCS and other emerging technologies; and
(vi) continuing technological advances which may provide competitive alternatives to cellular service.

    U.S. Cellular is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage cellular telephone systems. Its cellular interests include regional market clusters in the following areas: Wisconsin/Illinois/Indiana, Iowa/Missouri, Eastern North Carolina/South Carolina, West Virginia/Maryland/Pennsylvania/Ohio, Virginia, Washington/Oregon/Idaho, Oregon/California, Maine/New Hampshire/Vermont, Florida/Georgia, Oklahoma/Missouri/Kansas, Texas/Oklahoma, Eastern Tennessee/Western North Carolina, and Southwestern Texas. See "U.S. Cellular's Cellular Interests." U.S. Cellular has acquired its cellular interests through the wireline application process (17%), including settlements and exchanges with other applicants, and through acquisitions (83%), including acquisitions from TDS and third parties.

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

    Including acquisitions of cellular interests from TDS, U.S. Cellular has increased its population equivalents by 17% from approximately 22.5 million at December 31, 1992, to approximately 26.2 million at December 31, 1997. Markets managed by U.S. Cellular have increased from 116 markets at December 31, 1992, to 143 markets at December 31, 1997. As of December 31, 1997, 88% of U.S. Cellular's population equivalents represented interests in markets it manages compared to 75% at December 31, 1992.

    Recently, the pace of acquisitions has slowed as industry-wide consolidation has reduced the number of markets available for acquisition. U.S. Cellular's population equivalents grew at a compound annual rate of just 3% over the last five years due to the increased number of exchange and divestiture transactions in the past few years.

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

    In the past four years, U.S. Cellular has also negotiated substantial divestitures and exchanges of cellular interests with third parties. The consideration received from these divestitures of non-strategic markets has primarily been cash, which has been used to reduce debt or for general corporate purposes. The exchanges have included the divestiture of controlling interests in non-strategic markets in exchange for controlling interests in markets which further enhance U.S. Cellular's clusters.

    COMPLETED ACQUISITIONS. During 1997, U.S. Cellular, or TDS for the benefit of U.S. Cellular, purchased majority interests in two markets and several additional minority interests, representing approximately 534,000 population equivalents. The total consideration paid for these purchases, primarily in the form of cash and TDS Common Shares totaled $81.4 million.

    During 1997, U.S. Cellular completed the divestiture of majority interests in one market and minority interests in two other markets, representing approximately 358,000 population equivalents, for an aggregate consideration of $54.5 million in cash and receivables. The two minority interests involved interests U.S. Cellular had previously acquired from TDS pursuant to an agreement between the two companies signed in June 1996.

    Also during 1997, U.S. Cellular completed an exchange with BellSouth Corporation ("BellSouth"). Pursuant to the exchange, U.S. Cellular received majority interests representing approximately 4.0 million pops in exchange for majority interests representing 2.0 million pops, minority interests representing 1.2 million pops and a net amount of $86.7 million in cash. The majority interests U.S. Cellular received are in 12 markets adjacent to its Iowa/Missouri and Wisconsin/Illinois/Indiana clusters.

    PENDING ACQUISITIONS. At December 31, 1997, U.S. Cellular had entered into agreements to acquire a majority interest in one market and a minority interest in a market in which the U.S. Cellular owns a majority interest, representing 410,000 population equivalents, for $51.3 million in cash. If the majority interest is acquired as expected, U.S. Cellular will subsequently sell that interest to BellSouth for cash.

    PENDING DIVESTITURES. At December 31, 1997, U.S. Cellular and TDS had entered into agreements with Airtouch Communications, Inc. ("AirTouch") to divest minority interests in 11 markets, representing approximately 900,000 population equivalents. AirTouch will issue approximately 4.0 million shares of its common stock and $54.2 million in cash for minority interests in nine markets held by U.S. Cellular and approximately 1.0 million shares of its common stock for minority interests in two markets held by TDS.

    Additionally, U.S. Cellular has entered into an agreement to sell its minority interests in two other markets representing 176,000 population equivalents, for $37.6 million in cash. The sales are expected to be completed during the first half of 1998. Management anticipates that it will record significant book gains on these divestitures when the transactions are completed.

    TDS and U.S. Cellular maintain shelf registration of their respective Common Shares and Preferred Shares under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

    U.S. Cellular is a majority-owned subsidiary of TDS. TDS owns 81% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controls 96% of the combined voting power of both classes of common stock. U.S. Cellular benefits from the extensive telecommunications industry experience of TDS, which also operates telephone and paging businesses and is developing its PCS business.

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

    U.S. Cellular may continue to make opportunistic acquisitions and exchanges which will complement its established market clusters. From time to time, U.S. Cellular may also consider exchanging or selling its interests in markets which do not fit well with its long-term strategies.

    U.S. Cellular owned interests in cellular telephone systems in 192 markets at December 31, 1997, representing 26.2 million population equivalents. Including the effect of the 11 interests to be sold during 1998, U.S. Cellular owned or had the right to acquire 181 markets, representing 25.3 million population equivalents, at December 31, 1997. The following table summarizes the growth in U.S. Cellular's population equivalents in recent years and the development status of these population equivalents.

                                                                                    DECEMBER 31,
                                                                -----------------------------------------------------
                                                                  1997       1996       1995       1994       1993
                                                                ---------  ---------  ---------  ---------  ---------
                                                                      (THOUSANDS OF POPULATION EQUIVALENTS)(1)
Operational Markets:
  Majority-Owned and Managed..................................     22,778     20,389     20,104     18,829     19,086
  Minority-Owned and Managed (2)..............................        401        401        514      1,234      1,263
  Markets to be Managed, Net of Markets to be Divested: (3)
    To Be Majority-Owned......................................     --            216        273      2,220      1,035
    To Be Minority-Owned (2)..................................     --         --         --         --              6
                                                                ---------  ---------  ---------  ---------  ---------
    Total Markets Managed and to be Managed...................     23,179     21,006     20,891     22,283     21,390
  Minority Interest in Markets Managed by Others..............      2,121      4,511      4,026      3,779      3,577
                                                                ---------  ---------  ---------  ---------  ---------
    Total.....................................................     25,300     25,517     24,917     26,062     24,967
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

------------------------------

(1) Based on 1997 Claritas estimates for all years.

(2) Includes markets where U.S. Cellular has the right to acquire an interest but does not currently own an interest.

(3) Includes markets which are operational but which are currently managed by third parties.

    The following section details U.S. Cellular's cellular interests, including those it owned or had the right to acquire as of December 31, 1997. The table presented therein lists clusters of markets that U.S. Cellular manages or anticipates managing. U.S. Cellular's market clusters show the areas in which U.S. Cellular is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of cellular service to areas of economic interest and along corridors of economic activity. The number of population equivalents represented by U.S. Cellular's cellular interests may have no direct relationship to the number of potential cellular customers or the revenues that may be realized from the operation of the related cellular systems.

                       U.S. CELLULAR'S CELLULAR INTERESTS

    The table below sets forth certain information with respect to the interests in cellular markets which U.S. Cellular owned or had the right to acquire pursuant to definitive agreements as of December 31, 1997.

                                                                                                     TOTAL CURRENT
                                                                                                          AND
                                                                                                      ACQUIRABLE
                                                                                          1997        POPULATION
                             CLUSTER/MAJOR SERVICE AREA                                POPULATION     EQUIVALENTS
------------------------------------------------------------------------------------  -------------  -------------
MIDWEST REGIONAL MARKET CLUSTER:
  Wisconsin/Illinois/Indiana........................................................      6,080,000      5,754,000
  Iowa/Missouri.....................................................................      3,424,000      3,207,000
                                                                                      -------------  -------------
    Total Midwest Regional Market Cluster...........................................      9,504,000      8,961,000
                                                                                      -------------  -------------
MID-ATLANTIC REGIONAL MARKET CLUSTER:
  Eastern North Carolina/South Carolina.............................................      2,379,000      2,349,000
  West Virginia/Maryland/Pennsylvania/Ohio..........................................      1,387,000      1,260,000
  Virginia..........................................................................      1,152,000      1,144,000
                                                                                      -------------  -------------
    Total Mid-Atlantic Regional Market Cluster......................................      4,918,000      4,753,000
                                                                                      -------------  -------------
NORTHWEST REGIONAL MARKET CLUSTER:
  Washington/Oregon/Idaho...........................................................      1,482,000      1,266,000
  Oregon/California.................................................................      1,038,000        964,000
                                                                                      -------------  -------------
    Total Northwest Regional Market Cluster.........................................      2,520,000      2,230,000
                                                                                      -------------  -------------
MAINE/NEW HAMPSHIRE/VERMONT MARKET CLUSTER:.........................................      1,688,000      1,631,000
                                                                                      -------------  -------------
FLORIDA/GEORGIA MARKET CLUSTER:.....................................................      1,539,000      1,539,000
                                                                                      -------------  -------------
TEXAS/OKLAHOMA/MISSOURI/KANSAS REGIONAL MARKET CLUSTER:
  Oklahoma/Missouri/Kansas..........................................................      1,420,000        879,000
  Texas/Oklahoma....................................................................        695,000        495,000
                                                                                      -------------  -------------
    Total Texas/Oklahoma/Missouri/Kansas Regional Market Cluster:...................      2,115,000      1,374,000
                                                                                      -------------  -------------
EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET CLUSTER:............................      1,623,000      1,308,000
SOUTHWESTERN TEXAS MARKET CLUSTER:..................................................      1,254,000      1,243,000
                                                                                      -------------  -------------
Other Operations:...................................................................        140,000        140,000
                                                                                      -------------  -------------
Total Managed Markets...............................................................     25,301,000     23,179,000
Markets Managed by Others...........................................................                     2,121,000
                                                                                                     -------------
Total Population Equivalents........................................................                    25,300,000
                                                                                                     -------------
                                                                                                     -------------

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

    In accordance with its strategy of building and strengthening market clusters, U.S. Cellular has selected high capacity digital cellular switching systems that are capable of serving multiple markets through a single MTSO. U.S. Cellular's cellular systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and the cell site. U.S. Cellular has implemented such microwave interconnection in most of the cellular systems it manages. In other systems in which U.S. Cellular owns a majority interest and where it is believed to be cost-efficient, such microwave technology will also be implemented. Otherwise, such systems will rely upon landline telephone connections or microwave links owned by others to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company, while generally improving system reliability. In addition, microwave facilities can be used to connect separate cellular systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate both systems.

    U.S. Cellular expanded its internal network in 1996 to encompass all of its managed markets. This network provides automatic call delivery for U.S. Cellular's customers and handoff between adjacent markets. The network has also been extended through links with certain systems operated by several other carriers, including GTE, Airtouch/US West, Ameritech, BellSouth, Centennial Cellular Corp., Southwestern Bell, AT&T Wireless Communications, Vanguard Cellular Systems and others. Additionally, U.S. Cellular has implemented certain Signal Transfer Points which have allowed it to interconnect efficiently with network providers such as Illuminet and the North American Cellular Network.

    U.S. Cellular plans to integrate the systems in the markets acquired in the exchange with BellSouth into its internal network as quickly as possible. This may involve changing out certain system equipment and replacing it with new equipment which will allow for more efficient networking.

    During 1997, U.S. Cellular has extended the network for its customers through interconnection with additional system operators for call delivery and hand-off. This expanded network increases the area in which customers can automatically receive incoming calls, and should also reduce the incidence of "tumbling" electronic serial number fraud due to the pre-call validation feature of networked systems. In addition, the extension of these networks will allow for the termination of wireless-to-wireless traffic without the inherent costs that are otherwise incurred if this traffic is routed through the landline network.

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

    The costs (exclusive of license costs) of the systems in which U.S. Cellular owns an interest have historically been financed through capital contributions or intercompany loans from U.S. Cellular to the entities owning the systems, and through certain vendor financing. In recent years, these funding requirements have been met with cash generated from operations, proceeds from debt and equity offerings and proceeds from the sales of cellular interests.

MARKETING

    U.S. Cellular's marketing plan is centered around rapid penetration of its market clusters, increasing customer awareness of cellular service and reducing churn through both the building of brand awareness and the implementation of marketing programs. The marketing plan stresses the value of U.S. Cellular's service offerings and incorporates combinations of rate plans and cellular telephone equipment which are designed to meet the needs of a variety of customer segments and their usage patterns. U.S. Cellular's distribution channels include direct sales personnel, agents and retail service centers in the vast majority of its markets. The retail locations are U.S. Cellular-owned and managed and are designed to market cellular service to the consumer segment in a familiar setting. In late 1996, U.S.

Cellular implemented its new site on the WorldWideWeb to support its marketing efforts and to be a future distribution channel. Customers may now order U.S. Cellular service through this web site.

    U.S. Cellular manages each cluster of markets from an administrative office with a local staff, including sales, customer service, engineering and in some cases installation personnel. Direct sales consultants market cellular service to business customers throughout each cluster. Retail associates work out of the retail locations and market cellular service primarily to the consumer and small business segment. U.S. Cellular maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-user packages. These packages provide for customers to obtain a minimum amount of usage at discounted rates per minute, at fixed prices which are charged even if usage falls below a defined monthly minimum amount.

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

    U.S. Cellular opened its first retail locations in late 1993, expanding to 260 stand-alone retail stores by December 31, 1997. These U.S. Cellular-owned and operated businesses utilize rental facilities in high-traffic areas. U.S. Cellular has implemented a uniform appearance in these stores, with all having similar displays and layouts. The retail centers' hours of business match those of the retail trade in the local marketplace, often staying open on weekends and later in the evening than a typical business supplier. To fully serve customer needs, these stores sell accessories to complement the phones and services U.S. Cellular has traditionally provided. During 1996, U.S. Cellular further expanded its retail presence by opening smaller retail kiosks within other larger merchandisers and grocery stores. At December 31, 1997, U.S. Cellular had opened over 140 "stores within a store," primarily in Wal-Mart locations.

    In addition to its own retail centers, U.S. Cellular actively pursues national retail accounts, as agents for U.S. Cellular, which yield new customer additions in multiple markets. Agreements have been entered into with such national distributors as Ford Motor Company, General Motors, Radio Shack, Best Buy, Circuit City, Staples, Office Depot and Sears, Roebuck & Co. in certain of U.S. Cellular's markets. Upon the sale of a cellular telephone by one of these national distributors, U.S. Cellular receives, often exclusively within the territories served, the resulting cellular customer.

    U.S. Cellular uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing its cellular service and to establish familiarity with U.S. Cellular's name. In 1997, U.S. Cellular increased its focus on brand advertising, using the tag line "The Way People Talk Around Here"-SM- to promote the United States Cellular-Registered Trademark- brand. Advertising is directed at gaining customers, improving customers' awareness of the United States Cellular brand, increasing existing customers' usage and increasing the public awareness and understanding of the cellular services offered by U.S. Cellular. U.S. Cellular attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. U.S. Cellular utilizes local advertising media and public relations activities and establishes programs to enhance public awareness of U.S. Cellular, such as providing telephones and service for public events and emergency uses.

CUSTOMERS AND SYSTEM USAGE

    Cellular customers come from a wide range of occupations. They typically include a large proportion of individuals who work outside of their offices, such as people in the construction, real estate, wholesale and retail distribution businesses, and professionals. Increasingly, U.S. Cellular is providing cellular service to consumers and to customers who use their cellular telephones for security purposes. Although some of U.S. Cellular's customers still use in-vehicle cellular telephones, most new customers are selecting portable cellular telephones. These units have become more compact and fully featured as well as more attractively priced, and they appeal to newer segments of the customer population.

    U.S. Cellular's cellular systems are used most extensively during normal business hours between 7:00 am and 6:00 pm. On average, the local retail customers in U.S. Cellular's consolidated systems used their cellular systems approximately 103 minutes per unit each month and generated retail revenue of approximately $36 per month during 1997, compared to 107 minutes and $40 per month in 1996. Revenue generated by roamers, together with local retail, toll and other revenues, brought U.S. Cellular's total average monthly service revenue per customer unit in consolidated markets to $54 during 1997. Average monthly service revenue per customer unit decreased approximately 15% during 1997 compared to the same period in 1996. This decrease is related to the industry-wide trend of newer customers tending to use fewer minutes during peak business hours, which has reduced the average local retail revenue per minute, and to declining contribution of inbound roaming revenue per customer. U.S. Cellular believes that its customer base is growing faster than that of the cellular industry as a whole, which has a dilutive effect on inbound roaming revenue per customer. U.S. Cellular anticipates that average monthly service revenue per customer unit will continue to decline as its distribution channels provide additional customers who generate lower revenue per local minute of use and as roaming revenues grow more slowly. However, this effect is more than offset by U.S. Cellular's increasing number of customers; therefore, U.S. Cellular expects total revenues to continue to grow for the next few years.

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

    The following table summarizes, by operating cluster, the total population, U.S. Cellular's customer units and penetration for U.S. Cellular's majority-owned and managed markets that were operational as of December 31, 1997.

                          OPERATING CLUSTERS                              POPULATION     CUSTOMERS    PENETRATION
-----------------------------------------------------------------------  -------------  -----------  -------------
Wisconsin/Illinois/Indiana.............................................      5,778,000      452,000         7.82%
Iowa/Missouri..........................................................      3,154,000      257,000         8.15
Eastern North Carolina/South Carolina..................................      2,379,000      124,000         5.21
West Virginia/Maryland/Pennsylvania/Ohio...............................      1,138,000       69,000         6.06
Virginia...............................................................      1,152,000       70,000         6.08
Washington/Oregon/Idaho................................................      1,380,000      102,000         7.39
Oregon/California......................................................      1,038,000       71,000         6.84
Maine/New Hampshire/Vermont............................................      1,688,000      103,000         6.10
Florida/Georgia........................................................      1,539,000      115,000         7.47
Oklahoma/Missouri/Kansas...............................................      1,420,000      111,000         7.82
Texas/Oklahoma.........................................................        695,000       46,000         6.62
Eastern Tennessee/Western North Carolina...............................      1,279,000      117,000         9.15
Southwestern Texas.....................................................      1,254,000       56,000         4.47
Other Operations.......................................................        140,000       17,000        12.14
                                                                         -------------  -----------     -----
                                                                            24,034,000    1,710,000         7.11%
                                                                         -------------  -----------     -----
                                                                         -------------  -----------     -----

    The following table summarizes certain information about customers and market penetration in U.S. Cellular's managed operations.

                                                                  YEAR ENDED OR AT DECEMBER 31,
                                                    ----------------------------------------------------------
                                                       1997        1996        1995        1994        1993
                                                    ----------  ----------  ----------  ----------  ----------
                                                                      (DOLLARS IN THOUSANDS)
Majority-owned and managed markets:
  Cellular markets in operation (1)...............         134         131         137         130         116
  Total population of markets in service (000s)...      24,034      21,712      22,309      21,314      19,383
  Customer Units:
    at beginning of period (2)....................   1,073,000     710,000     421,000     261,000     150,800
    additions during period (2)...................     941,000     561,000     426,000     250,000     165,300
    disconnects during period (2).................     304,000     198,000     137,000      90,000      55,100
    at end of period (2)..........................   1,710,000   1,073,000     710,000     421,000     261,000
  Market penetration at end of period (3).........        7.11%       4.94%       3.18%       1.98%       1.35%
Consolidated revenues (4).........................  $  876,965  $  680,068  $  480,316  $  327,630  $  210,344
Depreciation expense..............................      97,591      74,631      57,302      39,520      25,665
Amortization expense..............................      34,788      34,208      32,156      25,934      19,362
Operating income (loss)...........................     129,543      87,366      42,755      17,385      (8,656)
Capital expenditures..............................     318,748     248,123     210,878     167,164      92,915
Identifiable assets...............................  $2,548,909  $2,116,592  $1,890,621  $1,584,142  $1,275,569

------------------------------

(1) Represents the number of markets in which U.S. Cellular owned at least a 50% interest and which it managed. The revenues and expenses of these cellular markets are included in U.S. Cellular's consolidated revenues and expenses.

(2) Represents the approximate number of revenue-generating cellular telephones served by the cellular markets referred to in footnote (1). The revenue generated by such cellular telephones is included in consolidated revenues.

(3) Computed by dividing the number of customer units at the end of the period by the total population of markets in service as estimated by Donnelley Marketing Service for the respective years (Claritas in 1997).

(4) Consolidated revenues for 1997 reflect U.S. Cellular's change in financial reporting presentation of certain credits given to customers on their monthly bills. 1993-1996 consolidated revenues have been reclassified to conform to 1997 presentation.

PRODUCTS AND SERVICES

    CELLULAR TELEPHONES AND INSTALLATION. There are a number of different types of cellular telephones, all of which are currently compatible with cellular systems nationwide. U.S. Cellular offers a full range of vehicle-mounted, transportable and hand-held portable cellular telephones. Features offered in some of the cellular telephones include hands-free calling, repeat dialing, horn alert and others.

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

    CELLULAR SERVICES. U.S. Cellular's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns. U.S. Cellular has developed and introduced its new consumer line of products under the CarryPhone brand. These products include a) Express, a pre-packaged phone plus price plan aimed at the convenience buyer; b) TalkTracker, a cellular phone with usage prepaid; and c) Home and Away, a combination cordless and cellular phone in a single package. U.S. Cellular's customer bills typically show separate charges for custom-calling features, airtime in excess of the packaged amount, and toll calls. Custom-calling features provided by U.S. Cellular include wide-area call delivery, call forwarding, call waiting, three-way calling and no-answer transfer. U.S. Cellular also offers a voice message service in many of its markets. This service, which functions like a sophisticated answering machine, allows customers to receive messages from callers when they are not available to take calls.

REGULATION

    REGULATORY ENVIRONMENT. The operations of U.S. Cellular are subject to FCC and state regulation. The cellular telephone licenses held by U.S. Cellular are granted by the FCC for the use of radio frequencies and are an important component of the overall value of the assets of U.S. Cellular. The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 (the "Communications Act"). In 1996, Congress enacted the Telecommunications Act of 1996 (the "1996 Act"), which amended the Communications Act. The 1996 Act mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens as competition develops. The FCC has promulgated regulations governing construction and operation of cellular systems, licensing (including renewal of licenses) and technical standards for the provision of cellular telephone service under the Communications Act, and is implementing the legislative objectives of the 1996 Act, as discussed below.

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

    The FCC must be notified each time an additional cell is constructed which enlarges the service area of a given market. The FCC's rules also generally require persons or entities holding cellular construction permits or licenses to coordinate their proposed frequency usage with neighboring cellular licensees in order to avoid electrical interference between adjacent systems. The height and power of base stations in the cellular system are regulated by FCC rules, as are the types of signals emitted by these stations. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration ("FAA") regulations with respect to the siting and construction of cellular transmitter towers and antennas as well as local zoning requirements.

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

    Beginning in October 1997, cellular systems, which previously were "categorically excluded" from having to evaluate their facilities to ensure their compliance with federal "radio frequency" (RF) radiation requirements, were made subject to those requirements (cellular towers of less than 10 meters in height, building mounted antennas and cellular telephones). After October 1997, all new cellular facilities must be in compliance when they are brought into service. Existing facilities must be brought into compliance with the requirements when their licenses are renewed. U.S. Cellular believes that the great majority of its existing facilities already comply with the requirements, the remainder will be brought into compliance as required and that the cellular telephones it sells comply with the standards.

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

    U.S. Cellular's Tulsa and Knoxville licenses were renewed in 1995, and U.S. Cellular's Des Moines, Iowa; Peoria, Illinois; and Roanoke, Virginia licenses were renewed in 1996. In September 1997, U.S. Cellular filed license renewal applications for its Davenport, Iowa; Tallahassee, Florida; Asheville, North Carolina; Manchester, New Hampshire; Columbia, Missouri; Wichita Falls, Texas; Gainesville, Florida; Lewiston, Maine; Joplin, Missouri; Cedar Rapids, Iowa; LaCrosse, Wisconsin; Bangor, Maine; Fort Pierce, Florida; Victoria, Texas; Evansville, Indiana and Owensboro, Kentucky licenses. Those applications were unopposed. On October 30, 1997, U.S. Cellular assigned its Evansville and Owensboro licenses to a subsidiary of BellSouth Cellular Corporation as part of the larger U.S. Cellular-BellSouth transaction. As part of the same transaction, BellSouth assigned its Appleton, Wisconsin; Rockford, Illinois; Green Bay, Wisconsin and Janesville, Wisconsin licenses to U.S. Cellular. All of these licenses were renewed in January 1998.

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

    RECENT EVENTS. There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the cellular industry. In one proceeding, the FCC has imposed new "enhanced 911" regulations on cellular carriers. Enhanced 911 capabilities will enable cellular systems to determine the precise location of persons making emergency calls. The new rules will require cellular carriers to work with local public safety officials to process 911 calls, including those made from mobile telephones not registered with the cellular system, will require carriers by April 1998 to be able to identify the cell from which the call has been made, and will require cellular systems to improve their ability to locate wireless 911 callers over a five-year period.

    The FCC has adopted a limited expansion of the obligation of cellular carriers to serve the roaming subscribers of broadband PCS providers, among others, even though the subscribers involved have no pre-existing service relationship with that carrier. Under these new policies, broadband PCS providers may offer their subscribers handsets which are capable of operating over broadband PCS and cellular networks so that when their subscribers are out of range of broadband PCS networks, they will be able to obtain non-automatic access to cellular networks. The FCC expects that implementation of these roaming capabilities will promote competition between broadband PCS and cellular service providers.

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

    In another proceeding, the FCC in 1996 adopted rules regarding the method by which cellular carriers and LECs shall compensate each other for interconnecting cellular and local exchange facilities. The FCC rules provided for symmetrical and reciprocal compensation between LECs and cellular carriers, and also prescribed interim interconnection proxy rates, which are much lower than the rates formerly paid by cellular carriers to LECs. Symmetrical and reciprocal compensation means they must pay each other at the same rate. The U.S. Court of Appeals for the Eighth Circuit has vacated the FCC's rules. However, the FCC's rules requiring reciprocal and symmetrical compensation remain in effect as applied to the cellular industry. Interconnection rate issues will be decided by the states. Whether the issue is decided by the states or the federal government, cellular carriers in the future can be expected to pay lower rates to LECs than they previously paid. This result is expected to be favorable to the wireless industry and somewhat unfavorable to LECs.

    The FCC is also proceeding to implement other parts of the 1996 Act. The 1996 Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a Federal-state Joint Board. Much of this implementation is proceeding in numerous, concurrent proceedings with aggressive deadlines. The Company cannot predict the full extent of, nature of and interrelationships among state and federal implementation and other responses to the 1996 Act.

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

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the 1996 Act's universal service provisions and necessary for universal services, public safety and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices in rural telephone company service areas.

    The 1996 Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates. The FCC has implemented the mandate of the 1996 Act to create a new universal service support mechanism "to ensure that all Americans have access to telecommunications services." The 1996 Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution," to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of landline telephone service in high cost areas is subsidized by access charges and other payments by interexchange carriers to LECs. The obligation to make payments to support universal service has been expanded to include other telecommunications service providers, including cellular carriers. Such payments, which are to be based on a percentage of the total "billed revenue" of carriers for a given previous half year, are to begin being made in the first quarter of 1998. Carriers are free to pass such charges on to their customers. Cellular carriers are also eligible to receive universal service support payments in certain circumstances under the new systems if they provide specified services in "high cost" areas. U.S. Cellular has sought designation as an "eligible telecommunications carrier" qualified to receive universal service support in certain states.

    Under a 1994 federal law, the Communications Assistance to Law Enforcement Act, all telecommunications carriers, including U.S. Cellular and other wireless licensees, must, by October 1998, implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. However, owing to disputes between the Federal Bureau of Investigation and the relevant industry groups about the law's requirements, the FCC has not yet adopted the necessary technical standards to enable carriers to meet those requirements. Questions also exist regarding reimbursement by a federal fund of certain of the costs involved. U.S. Cellular has supported the efforts of industry groups to obtain from the FCC a postponement of the October 1998 deadline on the grounds that compliance with the originally proposed schedule is impossible. The FCC is considering these requests for postponement, and legislation mandating a two-year postponement is also pending in Congress.

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

    STATE AND LOCAL REGULATION. U.S. Cellular is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. In 1993, Congress preempted states from regulating the entry of cellular systems into service and the rates charged by cellular systems to customers. The siting and construction of the cellular facilities, including transmitter towers, antennas and equipment shelters are still subject to state or local zoning and land use regulations. However, in 1996, Congress amended the Communications Act to provide that states could not discriminate against wireless carriers in tower zoning proceedings and had to decide on zoning requests with reasonable speed. In addition, states may still regulate other terms and conditions of cellular service. The FCC is currently considering whether to take action to pre-empt moratoria imposed by certain localities on the construction of wireless towers. U.S. Cellular has supported such FCC action.

    The FCC is required to forbear from applying any statutory or regulatory provision that is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forbear from applying. In addition, the FCC must review its telecommunications regulations every two years and change any that are no longer necessary. Further, the FCC is empowered under certain circumstances to preempt state regulatory authorities if a state is obstructing the Communications Act's basic purposes.

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

    In addition to competition from the other cellular licensee in each market, there is also competition from, among other technologies, SMR systems, which are able to connect with the landline telephone network. U.S. Cellular believes that conventional SMR systems are competitively disadvantaged because of technological limitations on the capacity of such systems. The FCC has previously given approval, through waivers of its rules, to ESMR, an enhanced SMR system. ESMR systems may have cells and frequency reuse like cellular, thereby potentially eliminating any current technological limitation. The first ESMR systems were implemented in 1993 in Los Angeles and are being constructed in several other cities across the United States. In 1995, an ESMR provider initiated service in Tulsa, Oklahoma, where U.S. Cellular operates a cellular system. ESMR service is also being provided in certain other of U.S. Cellular's markets. Although less directly a substitute for cellular service, wireless data services and one-way paging service (and in the future, two-way paging services) may be adequate for those who do not need full two-way voice service.

    PCS providers have initiated service in many markets across the United States, including a number of markets where U.S. Cellular has operations. PCS providers offer digital, wireless communications services to their customers. Similar technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition. U.S. Cellular expects PCS operators to complete initial deployment of PCS in portions of all of U.S. Cellular clusters by the end of 1998.

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

                              TELEPHONE OPERATIONS

OVERVIEW

    The Company's telephone operations are conducted through TDS Telecom. TDS Telecom provides modern, high-quality telecommunications services to rural and suburban communities. Through its network of ILECs, TDS Telecom served approximately 515,500 access lines as of December 31, 1997 and on this basis is the ninth largest non-Bell local exchange telephone company in the United States. TDS Telecom's ILEC markets are located in 28 states throughout the United States.

    The table below sets forth, as of December 31, 1997, (i) the eight largest states of operations of TDS Telecom based on the number of access lines and (ii) the total number of access lines operated by all of the telephone subsidiaries of TDS Telecom.

                                                                               NUMBER OF ACCESS LINES
STATE                                                                           AT DECEMBER 31, 1997    % OF TOTAL
----------------------------------------------------------------------------  ------------------------  -----------
Tennessee...................................................................             87,910               17.1%
Wisconsin...................................................................             86,262               16.7
Georgia.....................................................................             37,729                7.3
Minnesota...................................................................             30,054                5.8
Indiana.....................................................................             26,977                5.2
Alabama.....................................................................             25,535                5.0
Michigan....................................................................             23,786                4.6
Maine.......................................................................             23,055                4.5
                                                                                       --------              -----
    Total for 8 Largest States..............................................            341,308               66.2
                                                                                       --------              -----
Other States................................................................            174,170               33.8
                                                                                       --------              -----
      Total.................................................................            515,478              100.0%
                                                                                       --------              -----
                                                                                       --------              -----

    TDS Telecom recently began providing telecommunications services as a competitive local exchange carrier ("CLEC") in Madison, Wisconsin and is developing CLEC operations in selected additional markets in Wisconsin and Minnesota. TDS Telecom is also pursuing emerging markets such as data and Internet services.

    TDS Telecom is a wholly owned business unit of TDS, founded in 1968. TDS Telecom's corporate headquarters are located in Madison, Wisconsin.

TELECOMMUNICATIONS SERVICES MARKET

    The market for local telecommunications services has historically consisted of firms offering traditional landline telephone service along with complementary services and equipment in a highly regulated environment. TDS Telecom's ILEC business has traditionally focused primarily on providing service to rural and suburban areas. TDS Telecom's ILEC markets are geographically dispersed throughout the United States with a significant concentration in the Upper Midwest and the Southeast.

    The ILEC business of TDS Telecom is being changed by telecommunications reform legislation, the growth of the Internet and rapid advances in technology. With the passage of the 1996 Act, competition in the local telecommunications marketplace is increasing because of the removal of certain state and local entry barriers and the introduction of ILEC facility interconnection requirements. These changes will create challenges for TDS Telecom in its existing ILEC business but will also create growth opportunities for TDS Telecom in connection with its entry into CLEC markets.

BUSINESS STRATEGY

    TDS Telecom has historically produced revenue growth in its ILEC markets by providing its customers with state-of-the-art telecommunications solutions, maintaining a high quality of on-going service and selectively acquiring landline telephone companies. Management believes that TDS Telecom has a number of advantages as an ILEC, including (i) a modern network substantially upgraded to provide a variety of Advanced Calling Services, (ii) a strong local presence and established brand name, (iii) economies of scale not available to smaller independent operators, (iv) attractive, growing markets and (v) a favorable regulatory environment which is likely to be less competitive than urban markets. TDS Telecom intends to: (i) grow and protect TDS Telecom's core local exchange business, (ii) provide service to targeted CLEC markets by leveraging its technical and managerial expertise and telecommunications infrastructure from its ILEC's existing operations, (iii) pursue emerging markets, such as data and Internet services, to become a leading provider of electronically deliverable products and services in all of its markets and (iv) enhance profitability through improved operating efficiencies.

    GROW CORE ILEC BUSINESS

    Management of TDS Telecom believes that the key to growing and protecting its existing ILEC markets is to continue to build customer loyalty by providing superior customer service, offering a full range of standardized products and services not typically available in rural markets and rapidly developing new data products and services. Management of TDS Telecom maintains a local presence in each of its ILEC markets in order to provide superior customer service. With respect to products and services, TDS Telecom offered Advanced Calling Services to 78% of its customers at December 31, 1997. TDS Telecom increasingly markets itself to consumers as a single telecommunications provider offering bundled packages of advanced telecommunications services including local, long distance, Internet and data services. These service packages will further build brand equity in the TDS Telecom name. In addition, management of TDS Telecom believes it can achieve cost economies through selective acquisitions designed to increase the geographic clustering of TDS Telecom's ILEC markets.

    LEVERAGE ILEC STRENGTHS INTO CLEC MARKETS

    TDS Telecom is providing CLEC services in certain targeted third-tier cities which are geographically proximate to existing TDS Telecom facilities and service areas. Management of TDS Telecom believes that service levels have deteriorated in certain markets due to a lack of focus by the ILECs thereby creating an opportunity for TDS Telecom to compete effectively in those markets. In addition, management of TDS Telecom believes that the smaller size of these markets may discourage competition from additional CLECs. Through February 28, 1998, TDS Telecom had invested $13 million to install a digital switch and to construct 54 miles of fiber optic cable in and around Madison, Wisconsin. TDS Telecom initiated service as a CLEC in Madison in January 1998 and is providing service to approximately 4,000 business access lines. In addition, TDS Telecom commenced operations as a CLEC in secondary markets in Minnesota in January 1998, initially as a reseller, through its regional long-distance reseller, USLink, and is providing service to approximately 3,000 business access lines in those markets. TDS Telecom intends to initiate service in Appleton and Green Bay, Wisconsin in mid-1998.

    The geographic focus of TDS Telecom's CLEC strategy is designed to leverage TDS Telecom's existing infrastructure to facilitate early entry into new CLEC markets and to complement TDS Telecom's ILEC clustering strategy. TDS Telecom believes that significant synergies exist between its ILEC and CLEC businesses. TDS Telecom is able to utilize existing resources and business processes that currently serve ILEC markets in developing and expanding its CLEC operations, including administrative and financial support, marketing and new product development support, information technology and systems, and shared network systems support. These synergies reduce the overall time to market and cost required for TDS Telecom to expand into its new CLEC markets.

    PURSUE EMERGING DATA MARKETS

    Data communications is one of the fastest growing segments of the telecommunications services industry. In light of the growth of the use of the Internet and rapid introduction of new telecommunications technology, TDS Telecom intends to offer a full range of data products to its customers, including Internet access and potentially, ATM, Frame Relay and other products, if appropriate, in all of its markets, thereby positioning itself as a full-service data communications service provider. Most of TDS Telecom's data products are in the early stages of development. TDS Telecom has, however, developed a LAN wiring business and currently provides Internet access service to approximately 40,000 customers.

NETWORK INFRASTRUCTURE

    TDS Telecom plans to provide its operating telephone companies with the most advanced central office switching equipment that is economically feasible in order to offer customers up-to-date services, such as advanced calling services, high-speed data access and Internet access services. TDS Telecom plans to provide its customers bundled service offerings and to become a single source for their telecommunications needs as an Integrated Communications Provider ("ICP"). In furtherance of this objective, in 1997, TDS Telecom continued its program of enhancing and expanding its service providing network. TDS Telecom intends to meet competition by providing its customers with high-quality telecommunications services and building its network to take full advantage of advanced telecommunications technologies such as Signaling System 7, fiber optic fed Digital Serving Areas, Integrated Services Digital Network and Advanced Calling Services. The following table illustrates that TDS Telecom continues to make these advanced features available to a large majority of its customers:

                                                          % EQUIPPED LINES      # EQUIPPED LINES
                                                                1997                  1997
                                                        ---------------------  ------------------
Signaling System 7....................................               86%              478,690
Advanced Calling Services.............................               86%              478,690
Integrated Services
  Digital Network.....................................               68%              378,570

    As TDS Telecom upgrades and expands its network, it is also standardizing equipment and processes to increase efficiency and has centralized the monitoring and management of its network to reduce costs and improve service reliability. TDS Telecom formed strategic alliances with Lucent Technologies and Siemens Telecom Networks to modernize and standardize TDS Telecom's switching platform with the Lucent 5ESS-2000 and Siemens EWSD switches. This standardized switching platform assisted TDS Telecom in implementing its 24 hour-a-day/7 day-per-week Network Management Center. The Network Management Center continuously monitors the network in an effort to proactively identify and correct network faults prior to any customer impact. By the end of 1998, the Network Management Center is expected to be proactively monitoring 100% of TDS Telecom's network.

    TDS Telecom's total 1998 capital budget is $140 million compared to actual capital expenditures of $151.5 million in 1997 and $144.4 million in 1996. Financing for the 1998 capital additions will be primarily provided by internally generated funds and supplemented by federal long-term financing.

ILEC TELEPHONE MARKETS

    TDS Telecom's goal is to be a leading provider of electronically deliverable products in its ILEC markets. According to published sources, TDS Telecom is currently the ninth largest non-Bell local exchange telephone company in the United States, based on the number of telephone access lines served. At December 31, 1997, the telephone subsidiaries of TDS Telecom served approximately 515,500 access lines in 28 states. TDS Telecom currently operates over 378 central office and remote switching centers in its telephone operating areas. Substantially all of TDS Telecom's access lines are served by digital switching technology, which, in conjunction with other technologies, allows TDS Telecom to offer additional premium services to its customers, including call forwarding, conference calling, caller identification, selective call ringing and call waiting.

    As one of the major independent telephone companies in the United States, TDS Telecom's ILECs provide both local telephone service and access to the long distance network for customers in their respective service areas. The ILECs also provide directory advertising through a contract with another company and billing and collection services to inter-exchange carriers ("IXCs"). TDS Telecom provides centralized administrative and support services to field operations from its corporate offices in Madison, Wisconsin.

    The following table summarizes certain information regarding TDS Telecom's telephone operations:

                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                                1997           1996           1995          1994         1993
                                            -------------  -------------  -------------  -----------  -----------
                                                                   (DOLLARS IN THOUSANDS)
Telephone Operations
Access lines(1)...........................        515,500        484,500        425,900      392,500      356,200
% Residential.............................          78.3%          79.9%          80.6%        81.3%        82.0%
% Business (nonresidential)...............          21.7%          20.1%          19.4%        18.7%        18.0%
Total Revenues............................  $     444,203  $     395,602  $     354,841  $   306,341  $   268,122
% Local service...........................          27.7%          27.9%          26.8%        26.8%        26.9%
% Network access and long-distance........          53.1%          53.9%          55.1%        56.9%        59.3%
% Miscellaneous and other.................          19.2%          18.2%          18.1%        16.3%        13.8%
Depreciation and amortization expense.....  $      98,066  $      88,459  $      77,354  $    68,878  $    59,562
Operating income..........................         98,613        102,708         98,240       91,606       78,585
Construction expenditures.................        151,460        144,440        104,372      115,483       80,818
Total identifiable assets.................  $   1,221,463  $   1,181,084  $   1,058,241  $   984,563  $   829,489

------------------------

(1) An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office.

    RETAIL MARKETS

    TDS Telecom's existing ILEC business consists of two major customer focused organizations addressing the retail and wholesale marketplace for its services. The Retail Markets Group focuses on TDS Telecom's retail customers and is comprised of TDS Telecom's 106 operating companies. The Retail Markets Group serves a mix of rural and suburban customers, with a significant geographic concentration in the Upper Midwest and Southeast. Approximately 78% of TDS Telecom's retail customers are residential and approximately 22% are businesses, most of which are of the small business or small office/home office segments. The Retail Markets Group has identified three primary goals to grow and protect its existing ILEC business: (i) build customer loyalty, (ii) develop revenue growth, and (iii) implement cost control. Management of TDS Telecom believes it can achieve these goals by offering bundled services to its customers, by building brand equity in the TDS Telecom brand name, and by providing superior customer service to its retail customers. In addition, TDS Telecom will continue to standardize operations, improve cost controls and selectively invest in network facilities in order to enhance efficiency and reduce costs.

    BUNDLED SERVICE OFFERINGS. Management of TDS Telecom believes that its consumer and business customers have a strong preference to purchase all of their telecommunications services from a single provider. TDS Telecom believes that by offering a full complement of telecommunications services and bundling those services in customer-friendly packages it can build customer loyalty and reduce customer churn. Implementing a full-service strategy requires TDS Telecom to combine the services of its network with the products and services of carefully selected strategic partners. TDS Telecom plans to pursue such relationships to develop the long distance, video, and wireless components of its product mix.

    BRAND EQUITY. In 1996, TDS Telecom adopted the TDS Telecom name as a unified brand name across its ILEC markets to build its brand image. Prior to 1996, the local identity of each operating company enjoyed a higher profile than TDS Telecom. TDS Telecom has subsequently implemented a customer awareness campaign to build brand awareness of the TDS Telecom name. For example, all bills now contain the TDS Telecom name and all customer checks are made payable to TDS Telecom. The change in branding has been reinforced by a comprehensive media campaign that includes television, radio, newspaper, bill inserts and direct mail advertising. Management of TDS Telecom believes that branding will increase the loyalty of its customers and also reduce expenses through more cost effective marketing.

    CUSTOMER SERVICE. TDS Telecom maintains a local business office in each of its ILEC markets to ensure high levels of customer service. Management believes that its community-based business offices offering full-service, face-to-face customer service are a fundamental competitive advantage for TDS Telecom. To further TDS Telecom's goal of enhancing service to its customers, TDS Telecom is implementing a virtual business office ("VBO") initiative. The VBO builds on TDS Telecom's current community oriented customer service by linking business offices through technology, standardizing processes, expanding hours of operations, and providing management information on operations and service quality. VBO technology will be deployed across TDS Telecom's business offices to enable multiple local business offices to perform customer sales and service functions as if they were one "virtual" office in the eyes of the customer. Unlike traditional call centers where service representatives and technology are centrally located, the VBO environment distributes call center technology to the individual business offices enabling customer service representatives to remain in their local communities.

    WHOLESALE MARKETS

    The Wholesale Markets Group focuses on TDS Telecom's wholesale customers and has traditionally provided a majority of TDS Telecom's revenues. TDS Telecom receives much of its ILEC revenue from the sale of traditional wholesale services, such as access charges and billing and collections services. As a result, TDS Telecom continues to provide a high level of service to traditional wholesale customers such as AT&T, MCI, Sprint and the RBOCs.

    TDS Telecom intends to grow its wholesale business by pursuing opportunities created by the 1996 Act. TDS Telecom plans to expand into new wholesale groups by targeting two groups of customers. First, TDS Telecom will provide new entrants to markets, such as CLECs and PCS carriers, with access to the public network, as well as dedicated services. Second, TDS Telecom will supply existing businesses such as cable television providers, electric utilities and long distance resellers with network services needed to complement their existing assets. TDS Telecom also intends to pursue other wholesale opportunities, such as network management and Internet access, as demand for those services increases.

    The primary source of TDS Telecom's wholesale business revenues are access revenues. TDS Telecom's operating telephone subsidiaries receive access revenue as compensation for carrying interstate and intrastate long-distance traffic on their networks. The interstate and intrastate access rates charged include the cost of providing service plus a fair rate of return on the capital allocated to such services. Access revenues account for approximately 57% of the revenue generated by TDS Telecom's ILEC subsidiaries.

    TDS Telecom's ILECs participate in the National Exchange Carrier Association ("NECA") interstate common line and traffic sensitive tariffs for all but one portion of one ILEC's interstate access. These operating companies participate in the access revenue pools administered by NECA, which collect and distribute revenue from interstate access services. The FCC created NECA and it operates subject to FCC rules and oversight.

    The FCC regulates interstate access rates and other matters relating to interstate telephone service. On May 16, 1997, the FCC released an order on access reform. This order applies primarily to price cap local exchange carriers ("LECs"). However, non-price cap companies, such as TDS Telecom, were also affected in certain areas by this order. The FCC is expected to release an order on access charge reform for non-price cap companies in mid-1998. Depending on the outcome of the order for non-price cap companies, the source and nature of the operating companies' recovery of costs from interstate services will be affected.

    The 1996 Act provides for reciprocal compensation for parties to any interconnection arrangement. The FCC issued a 1996 order governing the compensation arrangements between LECs and wireless providers. LECs must charge wireless carriers cost-based rates and must pay access charges to wireless carriers to terminate calls from LEC customers. Since this order raises interconnection costs, the operating companies may adjust their charges to recover such increased costs.

    On October 7, 1997, the FCC released a Notice of Proposed Rulemaking ("NPRM") on jurisdictional separations reform. In the NPRM, the FCC reviews the current procedures for separating LECs' service costs between the state and federal jurisdictions. Many of the proposals in the NPRM seek to limit costs assigned to the interstate jurisdiction and seek to assign greater costs to the intrastate jurisdiction. To the extent that the costs are not made up in the new federal and state universal service mechanisms, the Telecom Group may seek rate increases in local service rates to offset any reductions in interstate revenues.

    Where applicable and subject to state regulatory approval, TDS Telecom's ILEC subsidiaries utilize intrastate access tariffs and participate in intrastate revenue pools. However, many intrastate toll revenue pooling arrangements, historically a source of substantial revenues to TDS Telecom's LECs, have been replaced with access-charge-based arrangements. In these cases, access charges are typically set to generate revenue flows similar to those realized in the pooling process. The impact of the 1996 Act has accelerated the pace of regulatory re-evaluation at both the state and federal level. To the extent that state-ordered access charge revisions reduce revenues, TDS Telecom may seek adjustments in other rates. Some states are utilizing a state high cost fund to offset access charge reductions. Given the many regulatory issues still unresolved, TDS Telecom cannot predict the cumulative nature or extent of impacts from federal and state regulatory reform.

    TELEPHONE ACQUISITIONS

    TDS and TDS Telecom continually review attractive opportunities to acquire operating telephone companies. Since January 1, 1993, TDS has acquired 17 telephone companies serving a total of 89,600 access lines for an aggregate consideration totaling $188.0 million, all of which were attributed to TDS Telecom. During the past five years, TDS acquired one telephone company in 1997 serving 3,200 access lines, five telephone companies in 1996 serving an aggregate of 33,100 access lines, four telephone companies in 1995 serving an aggregate of 13,500 access lines, three telephone companies in 1994 serving an aggregate of 19,700 access lines and four telephone companies in 1993 serving an aggregate of 20,100 access lines. Recently, TDS Telecom has modified its acquisition strategy to focus on geographic clustering of telephone companies to achieve cost economies and to complement TDS Telecom's growth strategy.

    It is TDS Telecom's policy to preserve, in so far as possible, the local management of each telephone company it acquires. TDS Telecom provides the telephone companies with centralized purchasing and general management and other services, at cost plus a reasonable rate of return on invested capital. These services afford the subsidiaries expertise in finance; accounting and treasury services; marketing; customer service; traffic; network management; engineering and construction; customer billing; rate administration; credit and collection; and the development of administrative and procedural practices.

    FEDERAL FINANCING

    TDS Telecom's primary sources of long-term financing for additions to telephone plant and equipment have been the Rural Utilities Service ("RUS"), the Rural Telephone Bank ("RTB") and the Federal Financing Bank ("FFB"), each of which is an agency of the United States of America. The RUS has made primarily 35-year loans to telephone companies since 1949, at interest rates of 2% and 5%, for the purpose of improving telephone service in rural areas. Currently, the RUS is authorized to issue hardship loans at a 5% interest rate and other loans at an interest rate approximating the government's rate for instruments of comparable maturity. The RTB, established in 1971, makes loans at interest rates based on its average cost of money (6.54% for its fiscal year ended September 30, 1997), and in some cases makes loans concurrently with RUS loans. In addition, the RUS guarantees loans made to telephone companies by the FFB at the federal cost of money (6.01% for a 35-year note at December 31, 1997).

    Substantially all of TDS Telecom's telephone plant is pledged under, or is otherwise subject to, mortgages securing obligations of the operating telephone companies to the RUS, RTB and FFB. The amount of dividends on common stock that may be paid by the operating telephone companies is limited by certain financial requirements set forth in the mortgages.

    Effective October 6, 1997, the RUS revised its regulations on the amount of allowable distributions a borrower can make in any calendar year. For those companies with greater than 40% net worth to total assets, the entire amount above 40% net worth to total assets can be distributed. The majority of TDS Telecom's telephone subsidiaries exceed this percentage.

    At December 31, 1997, TDS Telecom's operating telephone companies had unadvanced loan commitments under the RUS, RTB and FFB loan programs aggregating approximately $112.0 million, at a weighted average annual interest rate of 5.71%, to finance specific construction activities in 1998 and future years. These loan commitments are generally issued for five-year periods and may be extended under certain circumstances. TDS Telecom's operating telephone companies intend to make further applications for additional loans from the RUS, RTB and FFB as their needs arise. There is no assurance that these government loan programs will continue to be available or that these applications will be accepted or what the terms or interest rates of any future loan commitments will be.

    FEDERAL AND STATE SUPPORT MECHANISMS

    To promote universal service, the FCC developed a number of federal support mechanisms to keep telephone rates affordable for both high-cost rural areas and low-income customers. Many of TDS Telecom's ILEC subsidiaries provide telephone service in rural areas and all of them offer service to low-income customers.

    The 1996 Act codified universal service goals and support; set forth clear principles for ensuring affordable access to modern telephone service nationwide; established discounts for schools, libraries and rural health care facilities; and established a federal-state joint board to make recommendations to the FCC regarding implementation of the universal service provisions of the 1996 Act. On May 8, 1997, the FCC released an order on universal service, adopting many of the joint board's recommendations. The FCC adopted the use of forward-looking proxy cost models to determine costs rather than relying on actual costs. However, rural ILECs will continue to receive support based on their actual costs through December 31, 2000. After December 31, 2000, rural ILECs will transition to the use of proxy cost models over an additional three-year period. To date, management of TDS Telecom believes that no proxy cost models have proven to provide sufficient and predictable revenue support for the provision of universal service by rural ILECs. The FCC has not adopted any proxy cost model for rural ILECs. Both petitions for review and judicial appeals of portions of the FCC's universal service rules and policies remain pending, and Congress legislated a requirement for the FCC to report on its implementation of universal service in its appropriations legislation.

    The FCC's order also mandated that all telecommunications providers contribute to the universal service fund beginning January 1, 1998. However, the order allows ILECs to recover these contributions through their interstate access rates.

    The final rules to implement the universal service provisions of the 1996 Act will involve development of new support mechanisms and changes in the eligibility criteria. In addition, some of TDS Telecom's ILEC subsidiaries operate in states where support and rate structures are either being re-evaluated or have already been changed. Full recovery of universal service costs in the future through interstate and intrastate mechanisms is uncertain. If interstate or intrastate support decreases, TDS Telecom's ILEC subsidiaries may pursue local service rate increases to recover the difference.

    Historically, telephone company acquisition and investment decisions assumed the ability to recover the cost and a reasonable rate of return through local service, access and support revenues. Significant changes in the universal service funding system could affect TDS's and TDS Telecom's acquisition and investment strategy.

CLEC TELEPHONE MARKETS

    The 1996 Act facilitates entry of TDS Telecom into new markets by requiring non-exempted ILECs (e.g., RBOCs, GTE and other-ILECs, based on state regulators' determinations) to provide reasonable and non-discriminatory interconnection services and access to unbundled network elements to any CLEC that seeks to enter the markets in which the ILEC already offers services. TDS Telecom, through TDS METROCOM, a wholly-owned subsidiary of TDS Telecom, has targeted certain third-tier cities, geographically proximate to existing TDS Telecom facilities and service areas, for facilities-based entry as a CLEC. Management of TDS Telecom believes that the size of the target markets will sustain one or two facilities-based competitors in addition to the ILEC. While additional competitors may enter such markets as resellers, TDS Telecom believes facility-based CLECs will have a long-run cost advantage, establish a barrier to entry and enable an alternative wholesale strategy for growth. To this end, TDS Telecom plans to build fiber-ring, switching and other network facilities in its targeted CLEC markets. TDS Telecom plans to follow a "clustering" approach to building its CLECs which will allow it to seek regional long distance traffic, share service and repair resources, and realize marketing efficiencies. As in its ILEC markets, TDS Telecom intends to become an ICP in its CLEC markets. TDS Telecom will provide local, long-distance, Internet access and other services through its own facilities and via resale. TDS Telecom also intends to resell mobile services in many markets.

    TDS Telecom's first CLEC in Madison, Wisconsin became operational in January 1998. The Madison CLEC is a facilities-based, full-service alternative to Madison's existing ILECs, Ameritech and Mid-Plains Telephone Companies, providing both voice and data services to commercial and consumer accounts, as well as wholesale services to IXCs and other carriers. While TDS Telecom is beginning its CLEC venture in its Madison and Minnesota markets, it plans to expand operations to Appleton and Green Bay, Wisconsin. As of December 31, 1997, TDS Telecom has invested $12 million in constructing its facilities in the Madison market and plans to invest $18 million during 1998.

    The CLEC strategy will place primary emphasis on small and medium-sized commercial and wholesale customers such as IXCs, Internet Service Providers ("ISPs") and cellular, paging and PCS companies. TDS Telecom expects to pursue consumer markets approximately six months after the CLEC enters the commercial market. Wholesale customers purchase transmission capacity and access services from CLECs. These services will be available to wholesale customers shortly after network completion. TDS Telecom believes that these customers are generally more sophisticated and are more likely to switch providers to obtain network reliability, redundancy and more flexible pricing. Medium-sized commercial prospects are characterized by above-average access line-to-employee ratios, heavier utilization of data services, and a focus on using telecommunications for business improvement rather than by concerns for cost reduction. These companies are generally growth-oriented and may be underserved by the ILEC or major IXCs. TDS Telecom will pursue a personal selling approach for its primary target markets. This approach builds on customer preference for integrated communication services and the customer's perception that the quality of the product is in the personalized service.

    While the CLEC is positioning itself as a high-quality provider, it expects price competition from the ILECs as they attempt to retain and regain their customers. The CLEC will seek to maintain an efficient cost structure to ensure it can match price-based initiatives from competitors. TDS Telecom expects to be more flexible in responding to customer needs than its ILEC competitors. To effectively compete in this new environment, TDS Telecom will enhance its efforts at product development to provide high-quality, cutting-edge services to its customers.

DATA INITIATIVES

    In 1997, TDS Telecom continued to expand its investments into data communications in order to offer a full suite of data products in its CLEC and many of its ILEC markets. TDS Telecom believes the targeted third-tier markets present a significant opportunity to market data services as the major carriers serving these locations have typically underinvested in these markets despite the growing demand. Switched data communications represent one of the fastest growing segments of the telecommunications services market. Computer proliferation, connectivity via local and wide area networks, the Internet and the emergence of multimedia applications are all driving demand. As a result, the domestic network infrastructure is strained at both the local and national levels. TDS Telecom's CLEC initiative will add local capacity in its selected cities designed to capture this growth.

    TDS Telecom has developed a LAN wiring business as part of its data services business. The LAN wiring business provides in-building wiring services to its customers. TDS Telecom assists its customers in designing and constructing specialized wiring networks for their business needs. Customers of the LAN wiring business include traditional in-market business customers of TDS Telecom and also non-traditional business customers located in ILEC markets not currently served by TDS Telecom. At

December 31, 1997, TDS DATACOM, TDS Telecom's LAN wiring entity, operated in 14 markets and generated approximately $6.6 million in revenue for the year then ended.

    In furtherance of TDS Telecom's strategy to position itself as a full-service, networking service provider, it plans to make high-speed Digital Subscriber Loop ("xDSL") based services available to customers in many of its ILEC markets. TDS Telecom believes xDSL technology will form the foundation for new, high-speed data services and applications and is currently conducting trials of xDSL modems manufactured by several vendors. This technology will be employed to offer high-speed Internet access as well as high-speed LAN connectivity. In addition, TDS Telecom plans to develop Frame Relay and ATM services in select markets. TDSNET, TDS Telecom's ISP, is expanding its existing business offerings to include web hosting services and customized web content development. TDSNET expanded its operation in 1997 by adding an additional 13 operating markets to bring its total operating markets to 49. It served approximately 30,000 customers and generated approximately $4 million in revenue for the year then ended.

SALES AND MARKETING

    TDS Telecom seeks to leverage its networks through sales and marketing activities targeted at two separate customer groups: retail and wholesale. Retail customers are composed primarily of residential customers, businesses, government and institutional telecommunications users. Wholesale customers consist of IXCs and information service providers such as commercial data processing service providers and ISPs.

    RETAIL MARKETS

    COMMERCIAL MARKETS. Businesses account for approximately 22% of TDS Telecom's access lines. TDS Telecom focuses its business customer marketing on information-intensive industries such as financial services, health services, realty, hotels and motels, education and government. TDS Telecom uses its direct sales force, targeted mailings, and telemarketing to sell products and services to the commercial markets, which are segmented into tiers based on size and strategic importance. Different sales and distribution channels are employed for each segment. Specific account executives focus on the most profitable commercial customers by staying in contact with them on a regular basis. In 1996, TDS Telecom adopted a more aggressive compensation plan for its account executives targeted at revenue and customer satisfaction results.

    CONSUMER MARKETS. TDS Telecom's promotional and sales strategy with respect to its residential customers consists of two major initiatives: building brand equity by creating awareness of the TDS Telecom brand name; and using direct marketing to sell specific products and product groupings. Approximately 78% of TDS Telecom's total access lines are residential. The nature of TDS Telecom's residential markets has historically made direct marketing more effective than mass media such as radio and television. In addressing its consumer markets, TDS Telecom has made extensive and aggressive use of direct mail. TDS Telecom has been more selective in the use of telemarketing as a means of generating awareness, qualified leads, and sales. Increasingly, uniform branding has made the use of mass media more attractive, and TDS Telecom is beginning to increasingly incorporate these elements into its marketing program.

    In nearly all of its markets, TDS Telecom offers a complete family of custom calling services, including call waiting, call forwarding, three-way calling, and speed dialing. In 1997, TDS Telecom sold 27,700 residential second lines, an increase of 46% over 1996. The Telecom Group recently launched its Advanced Calling Services family, which is centered around Caller ID service. In 1997, the Advanced Calling Services family of services were available to 78% of the lines in service compared to 66% in 1996. In 1997, penetration of Caller ID increased from 13% in 1996 to 16% of lines equipped and aggregate penetration of ACS increased from 25% in 1996 to 30% of lines equipped.

    WHOLESALE MARKETS

    Access charges, billing and collection services and other traditional wholesale offerings generated $253 million, or approximately 61 percent, of TDS Telecom's ILEC subsidiaries' revenue for the year ended December 31, 1997. TDS Telecom seeks to establish close working relationships with the IXCs.

TDS Telecom is working to establish systems to support "electronic bonding" of its operations with those of the IXCs. Electronic bonding provides seamless integration of TDS Telecom's and the IXCs' networks, enabling the IXCs to access service, billing and other data directly from TDS Telecom's network. It will also permit the IXCs to enter access service requests electronically using the integrated network. The initial phase of establishing these systems has taken place with the establishment of a dedicated customer service team to provide a single point of contact for the IXCs. During 1998 and beyond, automated systems solutions will be implemented to fully support electronic bonding.

    TDS Telecom sees significant potential in leveraging its infrastructure to provide new wholesale offerings to non-traditional customers. TDS Telecom has targeted high growth industry sectors such as CLECs, independent telephone companies, cable television companies, electric utilities and other telecommunications service providers for purchase of its wholesale offerings. Additionally, existing cellular wireless carriers are expanding their services in and near TDS Telecom's territories and new PCS wireless carriers are, or soon will be, offering service.

COMPETITION

    ILEC MARKETS

    The 1996 Act was intended to promote competition in the telecommunications industry as a national policy and continue the process of deregulation. The 1996 Act requires ILECs to provide reasonable and non-discriminatory interconnection services and access to unbundled network elements to any CLEC that seeks to enter the markets in which the ILEC already offers services. The 1996 Act also allows CLECs to co-locate network equipment on the ILEC's premises and prevents ILECs and CLECs from unduly restricting each other from use of facilities or information that would allow other organizations to effectively compete with them.

    All 106 telephone company subsidiaries of TDS Telecom are currently exempt from many of the interconnection provisions of the 1996 Act. According to the 1996 Act, a rural telephone company (which currently includes all 106 TDS Telecom ILECs) is exempt from the ILEC interconnection requirements until (i) such company has received a bona fide request for interconnection, resale of services, or network elements, and (ii) the state commission determines that such request is not unduly economically burdensome, is technically feasible, and is consistent with the universal service provisions of the 1996 Act. The party making a bona fide request must submit a notice of its request to the appropriate state commission which must then conduct an inquiry to determine whether to terminate the exemption. Within 120 days after a state commission receives notice of the request, it must determine if it will terminate the exemption. Upon termination of the exemption, the state commission must establish an implementation schedule for compliance with the request. Accordingly, the length of TDS Telecom's rural exemptions will vary based on the decisions of the various state commissions. Some TDS Telecom ILECs have already had requests filed by potential competitors seeking to terminate their exemptions and TDS Telecom believes there will eventually be open entry into nearly every aspect of the telephone industry, including local service, and switched and special access services. However, TDS Telecom also anticipates there will continue to be some protection for universal service in rural areas.

    TDS Telecom expects competition in the local telephone and access services businesses to be increased substantially as a result of the entrance of new competitors and the development of new technologies, products and services. Increased competition is expected from competitive access providers, IXCs, out-of-territory RBOCs and independent telephone companies, niche entrepreneurs, cable and utility companies, and wireless and satellite providers. To meet this increasing competition, TDS Telecom's strategy is to build customer loyalty by providing superior customer service, offering a full range of standardized products and services bundled in response to customer preferences and to rapidly develop new data products and services.

    TDS Telecom believes that the wireless companies pose the most significant threat in the long run to the local exchange industry. Although traditional analog cellular radio service cannot match the features or the clarity of communications provided via wireline networks, and as a result of high error rates and speed limitations is not currently suitable for data transmission, advances in digital PCS technology may permit wireless companies to eventually match the functionality and clarity of wireline communication and still allow customers the mobility of traditional wireless service. As the emerging PCS companies compete directly with established cellular radio companies, flat rate pricing alternatives may drive wireless rates towards or below wireline rates. In order to minimize the impact of wireless competition, TDS Telecom is pursuing wholesale service agreements with wireless companies to provide services to them and expects to provide wireless services through resale in many of its markets.

    CLEC MARKETS

    In Madison and in each city in which TDS Telecom expands as a CLEC, TDS Telecom faces, and expects to continue to face, significant competition from the ILECs which currently dominate their local telecommunications markets. TDS Telecom will compete with the ILECs on the basis of price, reliability, state-of-the-art technology, product offerings, route diversity, ease of ordering and customer service. However, the ILECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. TDS Telecom expects its CLECs to provide a full range of local telecommunications services in order to compete effectively with the ILECs.

    Although the ILECs generally are subject to greater pricing and regulatory constraints than CLECs, ILECs are achieving increased pricing flexibility for their services as a result of, among other things, the 1996 Act. Existing competition for private line, special access and local exchange services is based primarily on quality, capacity and reliability of network facilities, customer service, response to customer needs, service features and price, and is not based on any proprietary technology. As a result of the technology used in its networks, TDS Telecom may have cost and service quality advantages over some currently available ILEC networks. In addition, TDS Telecom believes that, in general, it will provide more attention and responsiveness to its customers than its ILEC competitors.

    TDS Telecom may face competition from other CLECs and other potential competitors in certain of the cities in which TDS Telecom plans to offer its services. Many of TDS Telecom's existing and potential competitors have financial, personnel and other resources significantly greater than those of TDS Telecom. However, TDS Telecom believes that its strategy of targeting third tier cities, its capital, technical and management resources and its orientation toward IXCs and other commercial telecommunications users will enable it to achieve its strategic objectives. CLECs' ability to compete depends in part on federal and state rules covering pricing and terms for ILECs' services provided by unbundled network elements and resale, as well as ILECs' operation support systems.

    In addition to the ILECs and other CLECs, potential competitors capable of offering private line, special access and local exchange services include long distance carriers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators, and private networks built by large end users. Previous impediments to certain utility companies entering telecommunications markets under the Public Utility Holding Company Act of 1935 were removed by the 1996 Act.

REGULATION

    The intrastate, local and access services of TDS Telecom's ILEC subsidiaries are regulated by state regulatory agencies, and TDS Telecom seeks to maintain positive relationships with these regulators. Rate setting, including local rates, intrastate toll rates and intrastate access charges, are subject to state commission approval. TDS Telecom will continue to pursue necessary changes in rate structures to ensure affordable rates and reasonable earnings.

    State regulators can approve service areas, service standards, accounting and related matters. In some states, construction plans, borrowing, depreciation rates, affiliated charge transactions and certain other financial transactions are also subject to regulatory approval. States have traditionally regulated entry into local markets by designating a single carrier to be the universal service provider. However, the 1996 Act has almost completely pre-empted state authority over market entry. Each state retains the power to impose competitively neutral requirements that are consistent with the 1996 Act's universal service provision and necessary for universal services, public safety, and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, and the FCC must pre-empt challenged state requirements if they impose such barriers to entry, a state retains limited authority to regulate certain competitive practices in rural telephone company service areas.

    The 1996 Act establishes a general duty for all telecommunications carriers, including wireless providers, to interconnect with other carriers. Congress prescribed a more specific list of interconnection requirements for all LECs including resale, number portability, dialing parity, access to rights-of-way and reciprocal compensation. The FCC has adopted or is considering rules and policies implementing the provisions of the 1996 Act.

    Unless exempted, or granted suspension or modification, ILECs have additional obligations: (a) to negotiate in good faith terms of interconnection;
(b) to comply with more detailed interconnection terms, including non-discrimination and unbundling their network and service components so competitors may use only those elements they choose for providing their services; (c) to offer their retail services at wholesale rates to facilitate resale by their competitors; and (d) to allow other carriers to place equipment necessary for interconnection or access on their premises. Rural telephone companies are exempted from these obligations until they receive a bona fide request for interconnection, resale of services or network elements and the applicable state commission determines that termination of the exemption is not unduly economically burdensome, is technically feasible and is consistent with universal service.

    Many of the FCC determinations made to implement the 1996 law and to facilitate competition in local service and other telephone services involve investment and upgrades to TDS Telecom networks. These investments and upgrades include requirements to implement local number portability so subscribers may change to competitors' services without changing their telephone numbers, network signaling information that must be provided to certain other carriers and pay phone providers, and other changes that require additional investments and expenses. TDS Telecom is seeking to comply with these requirements, and is pursuing policies that provide a fair opportunity to recover its costs, but in some cases is asking for waivers or delayed implementation deadlines. A new law also requires LECs to provide certain communications for law enforcement purposes. The full cost and the adequacy of the government compensation are not yet known, but the LEC industry is pursuing regulatory policies that cover any shortfall in available government compensation.

    As defined in the 1996 Act, all of TDS Telecom's ILEC subsidiaries qualify as rural telephone companies. Therefore, they enjoy an exemption from the ILEC interconnection requirements until they receive a bona fide request for interconnection and the state commission lifts the exemption. TDS Telecom has received two requests for interconnection, one of which has been withdrawn, and the other of which is currently pending. The FCC has also adopted extensive rules for state commissions to follow in mediating and arbitrating interconnection negotiations between incumbent LECs and carriers requesting interconnection, services or network elements. The 1996 Act establishes deadlines, standards for state commission approval of interconnection agreements and recourse to the FCC if a state commission fails to act. A federal appellate decision striking down FCC pricing regulations for interconnection and several rules that limited TDS Telecom telephone companies' ability to obtain regulatory relief from stricter interconnection requirements for incumbent telephone companies has been accepted for review by the U.S. Supreme Court. TDS cannot predict the outcome of this or the numerous other court and FCC proceedings stemming from the 1996 Act.

    TDS Telecom seeks to maintain and enhance existing revenue streams despite heightened earnings review activity by state regulators and the advent of local exchange competition resulting from the 1996 Act. TDS Telecom is preparing for competition even though such changes will often require changes in state regulation or state regulatory approvals. For example, TDS Telecom is seeking the necessary pricing flexibility to adjust its rate structures to a more competitive model. TDS Telecom is also participating in state regulatory and legislative processes to urge that any telecommunications reform measures treat rural areas fairly and continue to provide sufficient contributions to high cost rural service areas to keep TDS Telecom ILECs' rates affordable. The ongoing changes in public policy and introduction of competition may negatively affect the earnings of the operating subsidiaries, and TDS Telecom is not able to predict the extent of any such negative impact.

    While the majority of TDS Telecom's ILEC subsidiaries continue to operate in a rate-of-return environment, a number of state commissions are negotiating, or have agreed to alternative regulation plans with ILECs. Price regulation, the most common form of alternative regulations, focuses on the price of telecommunications services rather than rules based on authorized costs and rates of return. TDS Telecom's ILEC subsidiaries in Alabama, Arkansas, Michigan and Pennsylvania are currently operating in a price-regulated environment, whereby the commissions in those states are no longer reviewing earnings annually. For several years, the RBOCs and some of the nation's larger ILECs have operated under an FCC "price cap" plan, modified in 1997, where earnings can be increased through productivity improvements.

    For 1998, TDS Telecom's telephone subsidiaries neither elected federal price caps nor an alternative FCC plan, which was designed for smaller LECs. Instead, the operating subsidiaries plan to continue to abide by traditional rate-of-return regulation for interstate purposes, unless those regulatory terms are changed. Since approximately one-third of TDS Telecom's telephone subsidiaries serve high-cost areas, important averaging mechanisms associated with the NECA pooling process would be lost if TDS Telecom elected either of the alternatives to traditional rate-of-return regulation. However, the FCC periodically considers whether to initiate a proceeding to lower the allowed rate-of-return for rate-of-return LECs. The FCC also plans to reform the rules that govern how rate-of-return regulated LECs, on their own or through NECA, charge IXCs for local distribution of their interstate calls. Some of the reforms already adopted for price cap regulated LECs, if expanded to cover the TDS Telecom LECs, could reduce interstate cost recovery, and could prompt the LECs to seek state commission approval of increased local rates.

    NECA is requesting access charge changes from the FCC which would use a "banded" rate structure to help pool members with lower costs charge more competitive rates. NECA's most recent access charges were approved effective January 1, 1998.

    Access to affordable long-distance service in rural areas was achieved because the FCC ordered AT&T to provide nationwide average rates. As a result of increasing competition, the FCC lifted all regulations relating to AT&T's interstate services in 1996. However, the 1996 Act preserves interstate toll rate averaging and endorses a nationwide policy that interstate and intrastate long-distance rates of all long-distance carriers should not be higher in rural areas than in urban areas they serve. The statute is intended to ensure affordable long distance services even in TDS Telecom's most remote exchanges.

                            BROADBAND PCS OPERATIONS

    The Company's broadband PCS operations are conducted through Aerial Communications, Inc. and subsidiaries. Aerial is a provider of Personal Communications Services in the Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus Major Trading Areas (collectively, the "PCS Markets"). The PCS Markets include approximately 27.6 million population equivalents ("POPs"). Aerial has constructed networks for its PCS Markets using Global Systems for Mobile Communications ("GSM") technology. Aerial has commenced service in each of its markets and served 125,000 PCS telephones at December 31, 1997. At December 31, 1997, Aerial had expanded its system coverage to approximately 80% of the six MTAs' total population.

THE WIRELESS TELECOMMUNICATIONS INDUSTRY

    OVERVIEW. Wireless service is currently available using analog or digital technology. Most wireless services currently transmit voice and data signals over analog-based networks by varying the amplitude or frequency of one continuous electronic signal transmitted over a single radio channel. Analog technology currently has several limitations, including inconsistent service quality, lack of privacy, limited capacity and less reliability in transferring data without errors. Aerial has chosen GSM, which utilizes a digital technology, for use in the PCS Markets. Digital systems convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This additional capacity, along with improvements in digital protocols, allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy and more robust data transmission features, such as "mobile office" applications (including facsimile, electronic mail and wireless connections to computer/data networks, including the Internet).

    While digital technology serves generally to reduce transmission interference relative to analog technology, coding methods in the 8 Kb vocoder cellular digital handsets which have been deployed by several digital wireless operators using TDMA technology cause a perceptible decline in voice quality. This gap in voice quality has proven to be a significant barrier to cellular operators attempting to switch their customers from analog to digital service. Manufacturers have developed enhanced 13 Kb vocoder digital handsets for both PCS and digital cellular networks using GSM or CDMA technology and an 8Kb vocoder using TDMA technology. These new handsets are expected to offer digital voice transmission comparable to wireline quality.

    PCS spectrum differs from existing cellular and specialized mobile radio ("SMR") spectrum in three basic ways: frequency, spectrum and geographic division. PCS networks will operate in a higher-frequency range (1850-1990 MHz) compared to the cellular and SMR frequency (800-900 MHz). PCS is comprised of 30 or 10 MHz spectrum versus 25 MHz spectrum for cellular networks. As a result of the improved capacity of the infrastructure and large allocation of spectrum in the A, B and C PCS frequency Blocks, PCS will have more capacity for new wireless services such as data and video transmission. Finally, the geographic areas for PCS licenses are divided differently than for cellular licenses. PCS is segmented among 51 MTAs and 493 Basic Trading Areas ("BTAs") as opposed to cellular's 306 Metropolitan Statistical Areas ("MSAs") and 428 Rural Service Areas ("RSAs"). An MTA license generally covers a much larger geographic area than a BTA, MSA or RSA license.

    OPERATION OF WIRELESS NETWORKS. Wireless service areas are divided into smaller geographic areas called "cells", each of which contains an antenna and a base transceiver station ("BTS") consisting of a low-power transmitter, a receiver and signaling equipment. The cells are typically configured on a grid in a honeycomb-like pattern, although terrain factors (including natural and man-made obstructions) and signal coverage patterns may result in irregularly shaped cells and overlaps or gaps in coverage. The BTS in each cell is connected by microwave, fiber optic cable or telephone wires to a switching office ("mobile switching center" or "MSC"). The MSC controls the operation of the wireless telephone network for its entire service area, performing inter-BTS hand-offs, managing call delivery to handsets, allocating calls among the cells within the network and connecting calls to local landline telephone systems or to long-distance telephone carriers. Wireless service providers have interconnection agreements with various local exchange carriers and interexchange carriers, thereby integrating the wireless telephone network with landline telecommunications systems. Because two-way wireless networks are fully interconnected with landline telephone networks and long-distance networks, customers can receive and originate both local and long-distance calls from their wireless telephones.

    The signal strength of a transmission between a handset and a BTS antenna declines as the handset moves away from the BTS antenna. The MSC and the BTSs monitor the signal strength of calls in process. When the signal strength of a call declines to a predetermined level, the call may be "handed off" to another BTS that can establish a stronger signal with the handset. If a handset leaves the service area of the wireless service provider, the call is disconnected unless an appropriate technical interface is established to hand off the call to an adjacent service provider's system.

    Operators of wireless networks frequently agree to provide service to customers from other compatible networks who are temporarily located or traveling through the operator's service area. Such customers are called "roamers." Agreements among network operators allocate revenues received from roamers. With automatic roaming, wireless customers are preregistered in certain networks outside their home service area and receive service automatically while they are roaming. Other roaming features permit calls to a customer to follow the customer into different networks, so that the customer will continue to receive calls in a different network just as if the customer were within his or her service area.

    Wireless customers generally are charged separately for monthly access, airtime, long-distance calls and custom-calling features (although custom-calling features may be included in monthly access charges in certain pricing plans). Wireless network operators pay fees to local exchange and long-distance telephone companies for access to their networks and toll charges based on standard or negotiated rates. When wireless operators provide service to roamers from other networks, they generally charge roamer airtime usage rates, which usually are higher than standard airtime usage rates for their own customers, and additionally may charge daily access fees. Special, discounted rate roaming arrangements, often between neighboring operators who wish to stimulate usage in their respective territories, provide for reduced roaming fees and no daily access fees.

TECHNOLOGY

    With GSM technology, Aerial offers easy-to-use, interactive menu-driven phones, and advanced features such as caller identification and a smart card, as well as more complex features such as text messaging, which allows the GSM handset to function as a two-way messaging device. In the future, Aerial intends to increasingly emphasize services which are expected to increase the size and scope of the wireless market, such as wireless data and information services as well as wireless local loop services. Aerial anticipates that PCS will ultimately offer a competitive alternative to wireline telephone service as PCS networks are constructed and PCS operators form strategic alliances.

    GSM is not compatible with other PCS or cellular technologies. However, compatibility can be achieved through the use of handsets that support multiple technologies. Aerial expects that compatibility between GSM and the existing analog cellular systems will be achieved with the use of dual-mode handsets. Dual-mode handsets are expected to be available in 1998. Because analog cellular service is available nationwide, Aerial expects that PCS customers will be able to roam into service areas served by analog cellular providers.

    To date, 17 other North American PCS licensees have implemented or announced their intention to utilize the GSM protocol in the construction of their networks. GSM committed providers in the U.S. have licenses to cover approximately 260 million POPs (representing approximately 98% of the population of the United States) and approximately 25 million POPs in Canada, although their can be no assurance that all the licensees will build-out their licensed territory. GSM systems are currently in commercial operation in over 700 North American cities with more than one million customers. Aerial anticipates that its customers will be able to roam substantially throughout the United States, either on other GSM-based PCS networks or by using dual-mode handsets that can also be used on existing cellular networks.

    Aerial is a member of the North American GSM Alliance LLC ("GSM Alliance"), an all-digital wireless PCS network of U.S. and Canadian carriers. The GSM Alliance was established to create a national network and develop seamless wireless communications for customers, whether at home, away or abroad. The GSM Alliance's collaborative efforts focus on serving the wireless customer efficiently by addressing the areas of roaming, customer care, national distribution, and data communications. Aerial is also a part of the GSM North America consortium, which is the North American interest group for the GSM MoU Association. Formed in 1995, GSM North America brings together service providers and equipment manufacturers to identify and resolve issues related to making GSM the premier PCS digital technology.

PRODUCTS AND SERVICES

    Aerial offers coverage in those areas of the PCS Markets where most of the population lives and works. Subsequent construction of its PCS networks will provide urban and suburban coverage which is competitive with that of current cellular operators. Aerial provides roaming capabilities, through agreements with other GSM and cellular operators.

    Aerial's two primary sources of revenues are similar to those available to other cellular system providers. Service revenue primarily consists of charges for access, airtime and value-added services provided to Aerial's retail customers who use the network operated by Aerial, and charges for long-distance calls made on Aerial's systems. Equipment sales revenue consists of the sale of handsets and related accessories to retailers, independent agents and end user customers. At December 31, 1997, Aerial had 125,000 customers. Service revenues and equipment sales revenues totaled $32.3 million and $23.6 million, respectively, for the year ended December 31, 1997.

    Aerial provides the following services and features:

    THE SMART CARD. GSM technology employs a Smart Card which contains a microchip containing detailed information about a customer's service profile. The Smart Card allows Aerial to initiate services or change a customer's service package from a remote location. The Smart Card also allows customers to roam onto other participating GSM-based networks by using their cards in handsets compatible with the local network.

    FEATURE-RICH HANDSETS. As part of its basic service package, Aerial provides easy-to-use, interactive menu-driven phones that enable customers to utilize the features available in a GSM network. These handsets primarily use words and easy-to-use menus rather than numeric codes to operate handset functions such as call-forwarding, call-waiting and text messaging.

    SHORT TEXT MESSAGING. GSM technology allows for the capability to send and receive short text messages, similar to two-way radio paging services. This service allows Aerial to offer a quicker and less expensive form of wireless communication when a full conversation is not necessary.

    ENHANCED SECURITY. Aerial's service provides greater security from eavesdropping and cloning than existing wireless service. Greater conversation security is provided by the encryption code of the digital GSM signal. Greater fraud protection is provided because GSM handsets require the use of a Smart Card with a sophisticated authentication scheme, the replication of which is virtually impossible.

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

    Aerial's mass marketing efforts emphasize the value of Aerial's high-quality, innovative services and are supported by heavily promoting the Aerial brand name. This is supported by a substantial advertising program.

    Aerial offers its services and products through traditional cellular sales channels as well as through new, lower cost channels. Aerial utilizes traditional sales channels which include mass merchandisers and retail outlets, company retail stores, sales agents and a direct sales force. National distributors include Best Buy, Circuit City, Office Depot, Office Max and Radio Shack in certain markets. Aerial currently also distributes its services and products through over 50 company retail locations (mall stores, strip mall stores and kiosks). Based in part upon the remote activation feature of the GSM Smart Card, Aerial also intends to develop distribution innovations such as simplified retail sales processes and lower-cost channels which include inbound telesales, affinity marketing programs, neighborhood sales and on-line sales.

AERIAL'S PCS MARKETS

    The PCS Markets cover large areas which, in general, have attractive demographic characteristics including growing populations, high population densities, favorable commuting patterns, high median household incomes and favorable business climates. Aerial believes the geographic diversity of the PCS markets mitigates adverse consequences which may result from an economic slowdown in one particular region.

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

    Aerial will compete directly with up to five other PCS providers in each of its PCS Markets. The other successful bidders in the FCC's broadband Block A and Block B PCS auction in each of the six PCS Markets were PCS PrimeCo (Houston and Tampa-St. Petersburg-Orlando), Sprint Spectrum (Minneapolis, Pittsburgh and Kansas City) and AT&T Wireless Services, Inc. (Columbus). Aerial also expects that existing cellular providers in the PCS Markets, most of which have an infrastructure in place and have been operational for a number of years, will upgrade their networks to provide comparable services in competition with Aerial. Principal cellular providers in the PCS Markets are AT&T Wireless Services, Inc., BellSouth Mobility, Inc., GTE Mobile Communications Corporation, AirTouch Communications, Inc., Southwestern Bell, Bell Atlantic-NYNEX Mobile and Ameritech Cellular.

Additionally, Aerial competes with SMR provider Nextel Communications, Inc. in each of its six PCS Markets.

    Aerial also expects to compete with other communications technologies that now exist, such as paging, enhanced specialized mobile radio ("ESMR") and global satellite networks, and expects to compete with cellular and PCS resellers. In the future, cellular service and PCS will also compete more directly with traditional landline telephone service providers and with cable operators who expand into the offering of traditional communications services over their cable systems. In addition, Aerial may face competition from technologies that may be introduced in the future.

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

    Handsets used for GSM-based PCS networks ordinarily will not be compatible with cellular systems, and vice versa. Aerial expects dual-mode handsets to be available in 1998, which will permit its customers to roam by using the existing cellular wireless network in markets where GSM service is not available. Until then, this lack of interoperability may impede Aerial's ability to attract current cellular customers or potential new wireless communication customers that desire the ability to access wireless service where GSM service is not available.

    Aerial anticipates that market prices for two-way wireless services generally will decline in the future based on increased competition. Aerial will compete to attract and retain customers principally on the basis of services and enhancements, its customer service, the size and location of its service areas and pricing. Aerial's ability to compete successfully will also depend, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors, which could adversely affect Aerial's operating margins.

REGULATION

    REGULATORY ENVIRONMENT. The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the United States pursuant to the Communications Act, and the rules and policies promulgated by the FCC thereunder. Under the Communications Act, the FCC is authorized to establish regulations governing the interconnection of PCS networks with wireline and other wireless carriers, grant or deny license renewals and applications for transfer of control or assignment of PCS licenses, and impose forfeitures for violations of the Communications Act.

    In addition, the 1996 Act, which amended the Communications Act, mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens as competition develops. The FCC promulgated and continues to promulgate rules governing the operation of wireless providers, licensing (including renewal of licenses) and technical standards for the provision of PCS services under the Communications Act, and is implementing the legislative objectives of the 1996 Act, as discussed below.

    PCS LICENSING. The FCC established PCS service areas in the United States and its possessions and territories based upon Rand McNally's market definition of 51 MTAs comprised of 493 smaller BTAs. Each MTA consists of at least two BTAs.

    The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The spectrum allocation includes two 30 MHz blocks ("A" and "B" Blocks) licensed for each of the 51 MTAs, one 30 MHz block ("C" Block) licensed for each of the 493 BTAs, and three 10 MHz blocks ("D," "E" and "F" Blocks) licensed for each of the 493 BTAs. A PCS license has been awarded for each MTA and BTA in every block, for a total of more than 2,000 licenses. This means that in any PCS service area as many as six licensees could be operating separate PCS networks. Under the FCC's rules, a broadband PCS licensee may own combinations of licenses with total aggregate spectrum coverage of up to 45 MHz in a single geographic area. The FCC adopted comprehensive rules that outlined the bidding process, described the bidding application and payment process, established penalties for certain bid withdrawals, default or disqualification and established regulatory safeguards. Several auction winners have filed for bankruptcy.

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

    The grants of licenses to Aerial are conditioned upon timely compliance with the FCC's build-out requirements, I.E., coverage of one-third of the population of a PCS market within five years of initial license grant and coverage of two-thirds of that population within ten years.

    The FCC also imposes a requirement that all licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. Aerial has complied with and continues to comply with registration requirements.

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

    In addition, there are citizenship requirements, assignment requirements and other federal rules and policies and requirements which may affect the business of Aerial.

    RECENT EVENTS. There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the broadband PCS industry.

    In one proceeding, the FCC has imposed new "enhanced 911" regulations in broadband PCS systems to determine the precise location of the person making the emergency call. The new rules require broadband PCS providers to work with local public safety officials to process 911 calls, including those made from mobile telephones not registered with the broadband PCS provider, and to meet phased deadlines for implementing these capabilities.

    The FCC is expected to give the telecommunications industry guidance as to the implementation of the Communications Assistance for Law Enforcement Act ("CALEA"). Due to late development of standards and law enforcement requirements, there is risk that the industry, as a whole, and Aerial, in particular, may not be able to meet statutory implementation deadlines with the possibility of financial penalties. Aerial is working with law enforcement agencies through industry trade associations to extend the implementation deadlines in order to reach closure with law enforcement representatives on technical and reimbursement issues.

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

    Beginning in October 1997, broadband PCS systems, which previously were "categorically excluded" from having to evaluate their facilities to ensure their compliance with federal "radio frequency" (RF) radiation requirements, were made subject to those requirements. After October 1997, all new broadband PCS facilities must be in compliance when they are brought into service.

    The FCC is also proceeding to implement the 1996 Act. The 1996 Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a Federal-state Joint Board. Much of this implementation is proceeding in numerous, concurrent proceedings with aggressive deadlines. Several of these proceedings have been appealed to courts of review. Aerial cannot predict the full extent and nature of developments of the 1996 Act, which will depend, in part, upon interrelationships among state and federal regulators.

    The primary purpose and effect of the new law is to open all telecommunications markets to competition-including local telephone service. The 1996 Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the 1996 Act's universal service provision and necessary for universal services, public safety and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices of state and local carriers.

    Since enactment, the FCC has adopted orders implementing the local competition provisions of the 1996 Act. The FCC found that broadband PCS and certain other wireless providers are entitled to reciprocal compensation from LECs for exchange of traffic, may not be charged for LEC-originated traffic or for code opening/per-number fees, and may obtain LEC interconnection subject to the terms of the 1996 Act. Appeals were taken to the United States Court of Appeals for the Eighth Circuit from certain positions these FCC orders by numerous parties alleging that the FCC has exceeded its statutory mandate, among other matters. On July 18, 1997, the Eighth Circuit vacated the FCC's rules prescribing interim rates for reciprocal compensation because it has held that the 1996 Act requires that rate issues are to be decided by the states. It upheld the authority of the FCC to order LECs to interconnect with broadband PCS and other wireless providers and to issue rules relating to certain terms of interconnection between LECs and such providers.

    The 1996 Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates. In a series of Orders adopted in 1997, the FCC established universal service support mechanisms which require telecommunications providers, including all wireless carriers, to contribute. Aerial has made the required Universal Service Worksheet filings and expects to make the required periodic payments starting in the first quarter of 1998.

    STATE AND LOCAL REGULATION. The scope of state and local regulatory authority covers such matters as the terms and conditions of interconnection between LECs and wireless carriers with respect to intrastate services, customer billing information and practices, billing disputes, other consumer protection matters, facilities construction issues and transfers of control, among other matters. In these areas, particularly the terms and conditions of interconnection between LECs and wireless providers, the FCC and state regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively. Of concern is the trend of certain state and local regulatory authorities to expend their scope of regulation and to increase taxes, fees, assessments and service mandates on wireless operators. The direct and indirect burden of these trends will have an impact on Aerial's operating costs. Aerial is challenging all such regulatory developments, of significance, either directly or through trade associations.

    The FCC has pending numerous petitions for pre-emption of state and local regulations which allege such regulations prohibit or impair the provision of interstate or intrastate telecommunications services. It has also requested public comment on a petition requesting pre-emption of moratoria imposed by state and local governments on siting of telecommunications facilities, the imposition of state taxes on the gross receipts of CMRS providers and other proposed state taxes based on the asset value of CMRS licenses awarded by the FCC. The FCC has been actively involved in educating state and local regulatory and zoning authorities as to the prohibitions in the 1996 Act against the creation of unreasonable and discriminatory zoning, taxation or other barriers to new wireless providers. Several lawsuits have been filed on behalf of Aerial to protect its rights under the 1996 Act for zoning of antenna siting.

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

                            RADIO PAGING OPERATIONS

    The Company managed its radio paging business through American Paging, Inc. and subsidiaries. American Paging provided wireless communications messaging services in the United States with operations concentrated in Florida and in the Mid-Atlantic and Midwest regions. The Company intends to combine its paging operations with TSR Paging in 1998 as discussed below.

COMBINATION OF AMERICAN PAGING AND TSR PAGING

    American Paging is currently an 82%-owned subsidiary of the Company which offers radio paging and related services.

    In December 1997, TDS announced an agreement with TSR Paging, Inc. ("TSR") to combine their respective paging businesses. Pursuant to the agreement, TDS made an offer to American Paging to negotiate and enter into a merger agreement pursuant to which TDS would acquire all of the outstanding Common Shares of American Paging held by persons other than TDS (the "Minority Shareholders") for cash in an amount equal to $2.25 per American Paging Common Share. The TDS offer was considered by a special committee of the Board of Directors of American Paging, which consists of two independent directors of American Paging. Following review of the offer by the special committee and negotiations between the special committee and TDS, TDS increased its offer to $2.50 per American Paging Common Share. On February 10, 1998, the special committee approved the revised offer and recommended that the full Board of Directors of American Paging approve the revised offer. As a result, on February 10, 1998, the Board of Directors of each of American Paging and TDS approved a merger agreement providing for the acquisition by TDS (through a wholly-owned subsidiary ("TDS Sub")) of all the issued and outstanding American Paging Common Shares held by the Minority Shareholders for cash in an amount equal to $2.50 per American Paging Common Share.

    Pursuant to the merger agreement, on February 18, 1998, TDS Sub commenced a Tender Offer (the "Offer") for each of the Common Shares held by the Minority Shareholders of American Paging in exchange for $2.50 in cash. Approximately 2,294,000 American Paging Common Shares were tendered and accepted by TDS Sub in the Offer. The shares tendered, together with the 16,500,000 American Paging Common Shares already owned by TDS Sub (which included 12,500,000 American Paging

Common Shares which TDS Sub received upon conversion of its American Paging Series A Common Shares) represented approximately 93.3% of the outstanding American Paging Common Shares. On March 20, 1998, TDS caused TDS Sub to be merged into American Paging. In that second-step merger, each American Paging Common Share not purchased in the Offer, other than those held by TDS or its subsidiaries, was converted into the right to receive $2.50 per American Paging Common Share in cash, subject to applicable appraisal rights under Delaware law. As a result of such merger, American Paging Common Shares ceased to be traded on the American Stock Exchange, and American Paging ceased to be a reporting company under the Securities Exchange Act of 1934.

    It is expected that TDS will cause American Paging to contribute substantially all of its assets and certain limited liabilities, and TSR will contribute all of its assets and liabilities, to a new limited liability company. The asset contribution agreement provides that, subject to adjustment, TDS will have a 30% interest and TSR will have a 70% interest in the new company. TDS will adopt the equity method of accounting for its investment in the new company.

WIRELESS MESSAGING INDUSTRY

    Wireless communications messaging technology uses an assigned radio frequency, licensed by the FCC, to contact a customer within a geographic service area. Subscriber devices are small, lightweight, easy-to-use, battery-operated devices which receive messages by the broadcast of a radio signal. To contact a customer, a message is initiated by placing a telephone call to the customer's subscriber device number or through computer software which enables a computer to transmit a text message via the modem line. The message is received by a computerized paging switch which generates a signal sent to microprocessor-controlled radio transmitters within the service area. These radio transmitters are connected to the paging terminal either through landline or satellite links. The transmitters broadcast a digital or analog signal that is received by the pager and delivered as alphanumeric text, numerical display, tone or voice message.

    The wireless messaging industry started in 1949 when the FCC allocated certain radio frequencies for exclusive use in providing one-way and two-way types of mobile communications services. The industry grew slowly during its first thirty years as the quality and reliability of equipment was developed and the market began to perceive the benefits of wireless communications. Until the 1980s, the industry was highly fragmented with a large number of small, local operators. During that decade, acquisitions of many firms by regional telephone companies and others greatly consolidated the industry. Several large industry acquisitions have occurred in the 1990s which has resulted in further consolidation of the paging industry.

    Manufacturers of subscriber devices and transmission equipment have produced innovative technological advances which are expected to continue to broaden the potential market size for wireless messaging services and support the industry's rapid growth rate. Micro circuitry, liquid crystal display technology and digital signal processing have all expanded the capability and capacity of messaging services while reducing equipment and airtime costs and equipment size. Narrowband PCS technology is expected to greatly expand the messaging capacity of the infrastructure and provide advanced two-way messaging and data services.

    Recent technological innovations in subscriber devices and transmission protocols have resulted in the development of acknowledgment paging and two-way paging. In acknowledgment paging, the subscriber devices can initiate a return message to the original message sender, informing him or her that the message was successfully received. In two-way paging, the subscriber devices enable the user to initiate, receive and/or reply to messages and pages through a built-in keyboard and miniaturized transmitter. In addition, the subscriber devices can communicate with other devices such as pagers, fax machines, and computers through electronic mail addresses.

    The following table summarizes certain information about American Paging's operations.

                                                                  YEAR ENDED OR AT DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                      1997          1996         1995         1994        1993
                                                 --------------  -----------  -----------  -----------  ---------
                                                                      (DOLLARS IN THOUSANDS)
Pagers in service..............................        811,100       777,400      784,500      652,800    460,900
Total revenues.................................   $     94,413   $   104,187  $   107,150  $    92,065  $  75,363
Depreciation and amortization expense..........         32,040        33,777       24,692       17,178     13,392
Operating (loss)...............................        (35,307)      (36,626)      (8,997)        (169)      (721)
Capital expenditures...........................         18,624        32,517       26,527       28,966     21,454
Identifiable assets............................   $    135,840   $   153,374  $   159,170  $   146,107  $  74,923

DEVELOPMENT

    American Paging's business strategy is to enhance the customers' business and solve their communications problems by utilizing quality employees and leading-edge wireless messaging technology while creating value for shareholders. American Paging also strives to be a company that people enjoy doing business with through consistent positive customer interactions. American Paging's business strategy is based on the following elements:

    QUALITY CUSTOMER SERVICE. American Paging's centralized Customer Telecare Center ("CTC") located in Oklahoma City, Oklahoma can provide full customer service to the entire customer base 24-hours-per-day, seven-days-per-week. Customer service representatives at the CTC, which are organized based on geographic regions, have the capability to fulfill sales orders, add additional services and answer technical and billing questions. American Paging experienced difficulties in converting to the CTC in 1996, but has gradually improved customer satisfaction levels throughout 1997 as a result of improvements in customer communication and workflow processes.

    SPECTRUM DEVELOPMENT. American Paging owns five regional narrowband PCS licenses which provide coverage equivalent to that of a nationwide license. Each of the five licenses consists of a 50 kHz outbound channel on frequency 930.625 MHz paired with a 12.5 kHz return channel on frequency 901.80625 MHz. During 1997, American Paging launched North America's first commercial two-way paging network utilizing the ReFLEX25-Registered Trademark- protocol in Pittsburgh, Pennsylvania. Testing of the network occurred in the second half of 1997 with commercial sales expected during the first half of 1998. The licenses enable American Paging to introduce two-way wireless messaging communications services including acknowledgment paging, data and telemetry services, wireless e-mail and digitized voice messaging. These services will be initially available in the Western Pennsylvania market with potential expansion throughout the rest of the United States as the network is expanded to cover these areas.

    American Paging also owns an exclusive nationwide Private Carrier Paging ("PCP") channel on frequency 929.3375 MHz. American Paging believes this license will enable it to offer competitive regional and nationwide one-way wireless messaging services. American Paging's Minnesota, Oklahoma, Texas and Washington, D.C. systems currently utilize this frequency.

    The narrowband PCS licenses and the PCP license will provide American Paging with significant spectrum capacity upon which to offer future wireless messaging services. Significant funds will be required as American Paging proceeds with development of its narrowband PCS licenses and PCP license. There can be no assurance that American Paging will be successful in developing these licenses due to such factors as the inability to obtain sufficient financing at a reasonable cost, availability of the supporting infrastructure and related subscriber device equipment, competition, regulatory developments or other factors.

    TECHNOLOGICAL LEADERSHIP. American Paging invests in state-of-the-art communication network technology which provides high transmission quality, data speed and system capacity, while also providing strong system management tools which allow American Paging to efficiently and effectively operate the systems. American Paging utilizes FLEX-Registered Trademark- protocol technology for all new transmitters installed on its one-way networks which increases system capacity and will allow a more cost effective migration to narrowband PCS technology and other future wireless messaging services. American

Paging also utilizes satellite-based digital technology which reduces maintenance and eliminates expensive terrestrial radio links, site costs and repeater equipment. American Paging's satellite-controlled systems cover portions of Arizona, Minnesota, Wisconsin, Illinois, Oklahoma, Florida, Texas and Washington, D.C. American Paging is converting all other wide-area systems to this satellite-based digital technology.

    In order to reduce the cost of providing service, American Paging implemented a plan in 1997 to migrate the existing customer base from its current 19 frequencies and 43 networks to no more than three frequencies supported by six nationwide networks. During this three to four year migration period, American Paging expects to dismantle and sell some of the older, less efficient systems. In addition, American Paging intends to relocate some existing transmitters to more heavily populated areas in order to expand coverage, improve quality and gain new customers.

PAGING OPERATIONS

    American Paging provides local, statewide, regional and nationwide advanced, one-way digital wireless messaging communications services to customers in 21 states and the District of Columbia through its 35 sales and service offices. American Paging offers local and regional paging coverage throughout Florida, the Midwest (including all or parts of Minnesota, Wisconsin, Missouri, Illinois, Indiana and Kentucky), the Mid-Atlantic (including all or parts of Maryland, Pennsylvania, Virginia and Washington, D.C.) and in portions of Oklahoma, Texas, Arizona and Utah. One-way paging services are also offered in portions of Ohio, Iowa and Southern California, through various transmitter-sharing agreements with nonaffiliated service providers. American Paging expects to begin commercial sales on its two-way network in Western Pennsylvania in the first half of 1998. Nationwide one-way and two-way paging services are offered through American Paging's alliances with nonaffiliated service providers.

    Generally, a one-way wireless messaging system consists of a control center, transmitters and dedicated links (wire, fiber optic, radio, or satellite) between the control center and the transmitters and the subscriber devices themselves. The control center is interconnected with the public switched telephone network ("PSTN") and receives messages from landline telephones. Messages received at the control center are matched to each subscriber device's unique telephone number, or "cap code," translated into digital signals and forwarded over dedicated links to transmitters that broadcast the message over a specified frequency. If the subscriber device to which the message is directed is in the transmitter coverage area, it will recognize its "cap code" and indicate to its wearer that it has received a message.

    A one-way wireless messaging system can be migrated to a two-way system through modification of the control center and additional receivers. The new network configuration provides continuity between existing one-way transmitters and receivers and the narrowband PCS network. The network configuration also provides the receiver network for return messages generated from two-way subscriber devices. The narrowband PCS network will be capable of services such as guaranteed delivery, short response messaging and gateways to the Internet.

    A paging operator is generally assigned a block of numbers by the local telephone company in its service area. These numbers are assigned to individual subscriber devices. When the number assigned to the subscriber device is called from the PSTN, messages can be transmitted automatically by terminal equipment in the control center without the intervention of a live operator.

    American Paging currently provides four types of subscriber devices in all of its markets: alphanumeric text display, numeric, tone and voice. Alphanumeric text display service allows customers to receive, store and display full text messages, consisting of both numbers and letters up to 240 characters long, which are sent from either a data entry device, message dispatch operator or via computer modem through messaging software. A numeric display pager permits a caller to transmit to the customer a numeric message that may consist of a telephone number, an account number or coded numeric information. A tone pager notifies the customer that a message has been received by emitting an audible beep, displaying a flashing light or vibrating. In the case of voice service, the notification is followed by a brief voice message.

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

    American Paging generates its revenues from (I) service usage billed on a flat-rate or measured-service basis, (ii) subscriber device rentals, (iii) subscriber device maintenance and repair, (iv) loss protection, (v) voice mail usage on a flat-rate or measured-service basis, (vi) activation fees, (vii) the sale of subscriber device accessories and (viii) service usage of value-added services such as information services, text dispatching, second telephone numbers or group calls. Service to end users is provided directly by American Paging in most cases.

    American Paging markets its services directly through its direct sales force, company-owned retail stores, and indirectly through third-party resellers and agents. The direct sales staff is responsible for the development of large and medium business accounts and for the promotion of nationwide paging services. Company-owned retail stores focus on serving consumer and small business accounts as do indirect agents. American Paging sells subscriber devices to agents at a small mark-up or at cost. Agents then sell the subscriber devices to customers who purchase the services directly from American Paging. American Paging provides sales support to its agents, including promotional material and end-user information.

    American Paging provides services under marketing agreements with third-party marketing organizations, or resellers. American Paging offers airtime in bulk quantities at wholesale rates to resellers who then "re-sell" the air time to end users at a mark-up. Resellers incur the cost to acquire customers as well as to service, bill and collect revenues from the customer. They also assume the cost of the subscriber device for those who lease rather than purchase.

COMPETITION

    American Paging faces significant competition in all of its markets. Competition for subscribers in most geographic markets American Paging serves is based primarily on price, quality of services offered and the geographic area covered. A number of American Paging's competitors, which include local, regional and national paging companies and certain regional telephone companies, possess greater financial, technical and other resources than American Paging. Moreover, certain competitors in the wireless messaging business offer wider coverage in certain geographic areas than does American Paging and certain competitors follow a low-price discounting strategy to expand market share. If any of such companies were to devote additional resources to the wireless messaging business or increase competitive pressure in American Paging's markets, American Paging's results of operations could be adversely affected.

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

    American Paging believes the services offered by narrowband PCS technology will be complementary to the services and functionality of cellular and broadband PCS. Future technological developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the wireless messaging services currently offered by American Paging. There can be no assurance that American Paging would not be adversely affected by such technology changes.

REGULATION

    REGULATORY ENVIRONMENT. American Paging's paging operations are subject to regulation by the FCC and by state regulatory agencies. The FCC exercises broad authority to regulate market entry and rates and shares responsibilities with state regulatory authorities over a broad range of other matters.

    The construction, operation and transfer of American Paging's systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act. In addition, the 1996 Act, which amended the Communications Act, mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens as competition develops. The FCC has promulgated regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless services under the Communications Act, and is implementing the legislative objectives of the 1996 Act, as discussed below.

    LICENSING. The FCC is responsible for awarding licenses for radio frequencies used by American Paging and its subsidiaries to provide its one-way and two-way message and other service offerings. It also establishes and enforces the licensing, technical and operating rules which govern operations on those frequencies, the terms and conditions under which the wireless systems of American Paging and its subsidiaries are interconnected with and obtain services and facilities from other service providers such as local exchange carriers and others with respect to interstate services and adjudicates any consumer or other complaints filed under the Communications Act with respect to service providers subject to its jurisdiction. The FCC also imposes a requirement that all licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. American Paging is currently engaged in this registration process. All new towers must be registered at the time of construction.

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

    RECENT EVENTS. The FCC adopted certain significant decisions during 1997. In one decision, the
FCC amended its environmental protection rules to adopt new guidelines and procedures for evaluating the environmental effects of RF emissions. Beginning in October 1997, paging systems, which previously were "categorically excluded" from having to evaluate their facilities to ensure their compliance with federal "radio frequency" (RF) radiation requirements, were made subject to those requirements. After October 1997, all new paging facilities must be in compliance when they are brought into service.

    In addition, in February of 1997, the FCC adopted market area licensing rules to replace site-by-site licensing of paging base stations and granted nationwide exclusive authority for American Paging to operate on 929.3375 MHz under those new rules. The FCC has also recently announced its intention to hold spectrum auctions for 929/931 MHz paging channels in 1998.

    The FCC also established a phased program which requires per-call compensation to be paid to pay-phone service providers by subscribers to 800 numbers, among others. American Paging and numerous other paging providers who offer 800 number calling features as a means of accessing their networks will be required to compensate pay phone service providers under these new requirements.

    During 1997 the FCC implemented significant changes in existing regulation of the telecommunications industry under the 1996 Act. Some of these specific changes, potentially affecting CMRS providers, including paging and narrowband PCS providers, are summarized below.

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

    Since enactment, the FCC has adopted orders implementing the local competition provisions of the 1996 Act. The FCC found that certain wireless providers are entitled to reciprocal compensation, may not be charged for LEC-originated traffic or for code opening/per-number fees, and may obtain LEC interconnection subject to the terms of the 1996 Act. Appeals were taken to the United States Court of Appeals for the Eighth Circuit from these FCC orders by numerous parties alleging that the FCC has exceeded its statutory mandate, among other matters. On July 18, 1997, the Eighth Circuit vacated the FCC's rules prescribing interim rates for reciprocal compensation because it has held that the 1996 Act requires that rate issues are to be decided by the states. It upheld the authority of the FCC to order LECs to interconnect with paging and other wireless providers and to issue rules relating to certain terms of interconnection between LECs and such providers.

    The 1996 Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates. The FCC has now concluded proceedings to address recommendations made by the joint board with respect to the implementation of the universal service provisions of the 1996 Act, including, among other issues, the size of the universal service fund and the assessment mechanism to determine how much individual wireless carriers will be required to contribute. In a series of Orders adopted in 1997, the FCC established universal service support mechanisms which require telecommunications providers, including all wireless carriers, to contribute. American Paging has made the required Universal Service Worksheet filings and expects to make the required periodic payments starting in the first quarter of 1998.

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

                                   EMPLOYEES

    The Company enjoys satisfactory employee relations. As of December 31, 1997, approximately 9,685 persons were employed by the Company, approximately 155 of whom are represented by unions.

--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

    The property of TDS consists principally of switching and cell site equipment related to cellular telephone operations; telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to telephone operations; switching and cell site equipment related to broadband PCS operations; and radio pagers and transmitting equipment related to radio paging operations. As of December 31, 1997, TDS's gross property, plant and equipment of approximately $3.5 billion consisted of the following:

Cellular telephone.................................................................       34.7%
Telephone..........................................................................       40.7
PCS................................................................................       18.4
Radio paging.......................................................................        3.4
Other..............................................................................        2.8
                                                                                         -----
                                                                                         100.0%
                                                                                         -----
                                                                                         -----

    The plant and equipment of TDS is maintained in good operating condition and is suitable and adequate for the Company's business operations. The properties of the operating telephone subsidiaries are subject to the lien of the mortgages securing the funded debt of such companies. The Company owns substantially all of its central office buildings, local administrative buildings, warehouses, and storage facilities used in its telephone operations and leases most of its offices and transmitter sites used in its cellular, PCS and paging businesses. All of the Company's telephone lines and cell and transmitter sites are located either on private or public property. Locations on private land are by virtue of easements or other arrangements.

--------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

    In addition to the legal proceedings discussed above under "Proposed Corporate Restructuring," the Company is involved in a number of legal proceedings before the FCC and various state and federal courts. Management does not believe that any such proceeding should have a material adverse impact on the financial position or results of operations of the Company.

--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of 1997.

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

--------------------------------------------------------------------------------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Pursuant to the General Instructions to Rule 305 of Regulation S-K, Item 7A is not applicable to the Company as its market capitalization was under $2.5 billion on January 28, 1997.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               CURRENT DIRECTORS

    The Company's Board of Directors is divided into three classes. Each year, one class is elected to serve for three years. With respect to the election of directors at the 1998 Annual Meeting, under the currently effective Articles of Incorporation, as amended, of TDS, an Iowa corporation, the holders of Common Shares and holders of Preferred Shares issued before October 31, 1981 (Series A, B, D, G, H and N), voting as a group (collectively, the "Public Holders"), are entitled to elect 25% of the directors (rounded up to the nearest whole number), and the holders of Series A Common Shares and the holders of Preferred Shares issued after October 31, 1981 (Series O, S, U, BB, DD, EE, GG, HH, II, JJ, KK, LL, QQ, SS and TT), voting as a group (collectively, the "Series A Holders"), are entitled to elect the remaining directors.

                               CLASS I DIRECTORS

    The following persons were elected at the 1997 Annual Meeting of Shareholders to serve as Class I directors for three years or until their successors are elected and qualified:

                                                       POSITION WITH TDS                  SERVED AS
                 NAME               AGE            AND PRINCIPAL OCCUPATION             DIRECTOR SINCE
    ------------------------------  ---  ---------------------------------------------  --------------
    Donald R. Brown...............  66   Director of the Company                                  1979
    Rudolph E. Hornacek...........  69   Director and Vice President-Engineering of               1968
                                          the Company
    Martin L. Solomon.............  61   Director of the Company and Chairman and            June 1997
                                          Chief Executive Officer of American Country
                                          Holdings, Inc.

    Donald R. Brown has been retired since December 1997. Prior to his retirement, Mr. Brown had been President of the Wholesale Markets Group of TDS Telecom between 1995 and 1997. He was also Senior Vice President of TDS Telecom between 1992 and 1997. Mr. Brown has advised the Company that he intends to resign from the Board of Directors following the 1998 Annual Meeting of Shareholders. As discussed below, it is expected that the Board of Directors will appoint Mr. James Barr III to fill the vacancy created by the resignation of Mr. Brown.

    Rudolph E. Hornacek has been Vice President-Engineering of the Company for more than five years. He is a director of TDS Telecom and AERL.

    Martin L. Solomon has been a director and Chairman and Chief Executive Officer of American Country Holdings, Inc., an insurance holding company, since June 1997. Prior to that time, Mr. Solomon had been occupied primarily as a private investor since 1990. He is the former Vice Chairman of Great Dane Holdings, Inc. and, in addition to TDS and American Country Holdings, Inc., is currently the director of three public companies: XTRA Corporation, a lessor of truck trailers, marine containers and other equipment, Hexcel Corporation, a manufacturer of composite materials, and DLB Oil and Gas, Inc., a company engaged in oil exploration and production.

    Messrs. Brown and Hornacek were elected by the Series A Holders. Mr. Solomon was elected by the Public Holders.

    The following person was appointed as a Class I director by the Board of Directors in 1997, and will serve as a Class I director until the Annual Meeting of Shareholders to be held in the year 1998, or until his successor is elected and qualified.

                                                       POSITION WITH TDS                  SERVED AS
                 NAME               AGE            AND PRINCIPAL OCCUPATION             DIRECTOR SINCE
    ------------------------------  ---  ---------------------------------------------  --------------
    George W. Off.................  50   Director of the Company and President and        January 1997
                                          Chief Executive Officer of Catalina
                                          Marketing Corporation

    George W. Off is the President and Chief Executive Officer and a member of the Board of Directors of Catalina Marketing Corporation, a New York Stock Exchange listed company, which he was instrumental in founding in 1983. Mr. Off became President and Chief Executive Officer of Catalina in 1994. Prior to that, Mr. Off was President and Chief Operating Officer between 1992 and 1994, and its Executive Vice President between 1990 and 1992. Catalina is a leading supplier of in-store electronic scanner-activated consumer promotions. Mr. Off has nearly 30 years experience in the retail marketing industry, and has previously held operations and executive positions at two major supermarket chains and has worked as a consultant.

    Mr. Off was identified as a candidate for the Board by a national search firm specializing in board of director searches after an extensive search in 1996. Mr. Off met or exceeded all of the requirements for an independent director which had been provided to the search firm. Considering Mr. Off's qualifications, the Board appointed Mr. Off as a director in January 1997 and nominated him as the Board's candidate for election as a Class I director by the Public Holders at the 1997 Annual Meeting. Mr. Off was not elected as a director by the Public Holders at such meeting. Following the announcement of the voting results of such meeting in June 1997, the Board of Directors determined to increase the size of the Board and to appoint Mr. Off to fill the vacancy created thereby. Accordingly, Mr. Off was appointed as a Series A Holders' Class I director in June, 1997. This was done because the Board believed that the failure of the Public Holders to elect Mr. Off was due to dissatisfaction with the public market value of the TDS Common Shares, rather than based on Mr. Off's qualifications. Considering the circumstances, the Board determined that it would be in the best interests of TDS and its shareholders to retain the services of a director with Mr. Off's qualifications. Since Mr. Off was appointed as a director by the Board of Directors, Mr. Off will stand for election as a Class I director at the 1998 Annual Meeting to be elected by the Series A Holders.

                               CLASS II DIRECTORS

    The following persons were elected at the 1995 Annual Meeting of Shareholders to serve as Class II directors for three years or until their successors are elected and qualified.

                                                       POSITION WITH TDS                  SERVED AS
                 NAME               AGE            AND PRINCIPAL OCCUPATION             DIRECTOR SINCE
    ------------------------------  ---  ---------------------------------------------  --------------
    LeRoy T. Carlson, Jr..........  51   Director and President of the Company (chief        1968
                                          executive officer)
    Donald C. Nebergall...........  69   Director and Consultant to the Company and          1977
                                          other companies
    Murray L. Swanson.............  57   Director and Executive Vice President-Finance       1983
                                          of the Company (chief financial officer)
    James Barr III................  58   Director of the Company and President of TDS        1990
                                          Telecommunications Corporation

    LeRoy T. Carlson, Jr., has been the Company's President and chief executive officer for more than five years. Mr. LeRoy T. Carlson, Jr. is also Chairman and a director of USM, AERL, APP and TDS Telecom. Mr. LeRoy T. Carlson, Jr. is the son of Mr. LeRoy T. Carlson, and the brother of Mr. Walter C.D. Carlson and Dr. Letitia G.C. Carlson.

    Donald C. Nebergall has been a consultant to the Company and other companies since 1988. Mr. Nebergall was Vice President of The Chapman Company, a registered investment advisory company located in Cedar Rapids, Iowa, from 1986 to 1988. Prior to that, he was the Chairman of Brenton Bank & Trust Company, Cedar Rapids, Iowa, from 1982 to 1986, and was its President from 1972 to 1982.

    Murray L. Swanson has been the Company's Executive Vice President-Finance and chief financial officer for more than five years. Mr. Swanson is also a director of USM, AERL, APP and TDS Telecom.

    Mr. Barr has been President and chief executive officer of TDS Telecom for more than five years. Mr. Barr is also a director of AERL and APP. Mr. Barr's term as a Class II director will expire at the 1998 Annual Meeting. However, it is expected that Mr. Barr will be appointed as a director to fill the vacancy on the Board of Directors due to the retirement of Mr. Donald R. Brown, as discussed above.

    Messrs. Carlson, Nebergall and Swanson were elected by the Series A Holders. Mr. Barr was elected by the Public Holders.

                              CLASS III DIRECTORS

    The following persons were elected at the 1996 Annual Meeting of Shareholders to serve as Class III directors for three years or until their successors are elected and qualified.

                                                       POSITION WITH TDS                  SERVED AS
                 NAME               AGE            AND PRINCIPAL OCCUPATION             DIRECTOR SINCE
    ------------------------------  ---  ---------------------------------------------  --------------
    LeRoy T. Carlson..............  81   Director and Chairman of the Company                1968
    Walter C.D. Carlson...........  44   Director of the Company and Partner, Sidley &       1981
                                          Austin, Chicago, Illinois
    Letitia G.C. Carlson..........  37   Director of the Company, Medical Doctor and         1996
                                          Assistant Professor, George Washington
                                          University Medical Center
    Herbert S. Wander.............  63   Director of the Company and Partner, Katten,        1968
                                          Muchin & Zavis, Chicago, Illinois

    Messrs. LeRoy T. Carlson, Walter C.D. Carlson and Herbert S. Wander have had the principal occupations indicated for more than five years. Dr. Letitia G.C. Carlson has been an Assistant Professor at George Washington University Medical Center for more than five years.

    Mr. LeRoy T. Carlson is the father of Messrs. LeRoy T. Carlson, Jr. and Walter C.D. Carlson and Dr. Letitia G.C. Carlson.

    Messrs. LeRoy T. Carlson and Walter C.D. Carlson and Dr. Letitia G.C. Carlson were elected by the Series A Group. Mr. Wander was elected by the Public Holders.

    The law firms of Sidley & Austin and Katten, Muchin & Zavis provided legal services to TDS in 1997.

                              NOMINEE FOR DIRECTOR

    The following person has been nominated for election by Public Holders at the 1998 Annual Meeting of Shareholders.

                                                       POSITION WITH TDS                  SERVED AS
                 NAME               AGE            AND PRINCIPAL OCCUPATION             DIRECTOR SINCE
    ------------------------------  ---  ---------------------------------------------  --------------
    Kevin A. Mundt                  44   Director of Corporate Decisions, Inc.                N/A

    Kevin A. Mundt is a co-founder, and has been a director since 1984, of Corporate Decisions, Inc., a strategy consulting firm with 150 professionals in offices in North America and Europe. Corporate Decisions, Inc. recently merged with Mercer Management Consulting. Mr. Mundt's management consulting practice focuses on advising companies on strategies for profitable growth in changing markets. Prior to his association with Corporate Decisions, Mr. Mundt was associated with Bain and Company. Mr. Mundt holds a B.A. degree in economics from Brown University and an M.B.A. from the Harvard Graduate School of Business.

    Mr. Mundt will fill the directorship presently held by Mr. James Barr III. Mr. Barr's term as a Class II director will expire at the 1998 Annual Meeting. However, as discussed above, it is expected that Mr. Barr will be appointed as a director to fill a vacancy on the Board of Directors due to the retirement of Mr. Donald R. Brown.

    Subject to the approval of the Tracking Stock Proposal and the effectiveness of the Merger to reincorporate in Delaware, the 1998 Annual Meeting of Shareholders will be a meeting of shareholders of TDS as a Delaware corporation. In such event, an additional Class II director will be elected by the Public Holders at such meeting. The TDS Delaware Board has not yet designated the person who will be its nominee for such directorship in that event. In the event that the Tracking Stock Proposal is approved and the Merger becomes effective, it is expected that the TDS Delaware Board would designate a person for such directorship at a TDS Delaware Board meeting which will be held after the Special Meeting of Shareholders relating to the Tracking Stock Proposal. In the event that the Tracking Stock Proposal is not approved or in the event the Merger is not effected for any reason, the 1998 Annual Meeting of Shareholders will be a shareholders' meeting of TDS Iowa and only Kevin A. Mundt will stand for election as a Class II director by the Public Holders.

COMMITTEES AND MEETINGS

    The Board of Directors of the Company held nine meetings during 1997. Each person who was a director during all of 1997 attended at least 75% of the meetings of the Board of Directors.

    The Board of Directors does not have a formal nominating committee.

    The Audit Committee of the Board of Directors, among other things, determines audit policies, reviews external and internal audit reports and reviews recommendations made by the Company's internal auditing staff and independent public accountants. The current members of the Audit Committee are:
Messrs. Walter C.D. Carlson (Chairman), George W. Off and Herbert S. Wander. The Audit Committee held three meetings in 1997 which were attended by all members.

    The Stock Option Compensation Committee approves the annual salary, bonus and other cash compensation for the President, considers and approves long-term compensation for executive officers and considers and recommends to the Board of Directors any changes to long-term compensation plans or policies. The current members of the Stock Option Compensation Committee are: Mr. George W. Off (Chairman) and Dr. Letitia G.C. Carlson. The Stock Option Compensation Committee held two meetings in 1997 which were attended by both members.

    The primary function of the Compensation Committee is to approve the annual salary, bonus and other cash compensation of officers and key employees of TDS other than the President. The sole member of the Compensation Committee is LeRoy
T. Carlson, Jr., President of TDS. All actions of the Compensation Committee are taken by written consent.

                               EXECUTIVE OFFICERS

    In addition to the executive officers identified in the tables regarding the election of directors, set forth below is a table identifying current officers of the Company and its subsidiaries who may be deemed to be executive officers of the Company for disclosure purposes under the rules of the Securities and Exchange Commission. Unless otherwise indicated, the position held is an office of the Company.

                                   NAME                                      AGE                      POSITION
---------------------------------------------------------------------------  ---   -----------------------------------------------
H. Donald Nelson...........................................................  64    President of United States Cellular Corporation
Donald W. Warkentin........................................................  42    President of Aerial Communications, Inc.
Terrence T. Sullivan.......................................................  53    President of American Paging, Inc.
Scott H. Williamson........................................................  46    Senior Vice President-Acquisitions and
                                                                                   Corporate Development
Michael K. Chesney.........................................................  42    Vice President-Corporate Development
George L. Dienes...........................................................  67    Vice President-Corporate Development
C. Theodore Herbert........................................................  62    Vice President-Human Resources
Peter L. Sereda............................................................  39    Vice President and Treasurer
Mark A. Steinkrauss........................................................  52    Vice President-Corporate Relations
                                                                                   Vice President-Corporate Development &
Edward W. Towers...........................................................  51    Operations
Byron A. Wertz.............................................................  51    Vice President-Corporate Development
Gregory J. Wilkinson.......................................................  47    Vice President and Controller
Michael G. Hron............................................................  53    Secretary

    H. Donald Nelson has served as a director and the President and Chief Executive Officer of USM for more than five years.

    Donald W. Warkentin was appointed a director and President of AERL in 1995. Prior to that time, Mr. Warkentin was Vice President of Multimedia Marketing for US West Communications from 1994 to 1995. Before that, Mr. Warkentin was Head of Marketing for Mercury One-2-One in the United Kingdom, the world's first major market PCS venture.

    Terrence T. Sullivan was appointed a director and President of APP in September 1996. Prior to that, Mr. Sullivan was Vice President - Finance (CFO) and Treasurer of APP since January 1996. Prior to that time, Mr. Sullivan was Vice President of Finance and Administration, CFO and Treasurer of Microelectronics and Computer Technology Corporation, a consortium which conducts research and development, from February 1995 to January 1996. Before that, Mr. Sullivan was Vice President of Finance, Administration and Contract Programs of Minnesota Supercomputer Center, Inc., which provides remote supercomputing services and software, for more than five years.

    Scott H. Williamson was appointed Senior Vice President-Acquisitions and Corporate Development of the Company in February 1998. Prior to that time, he was Vice President-Acquisitions of the Company since November 1995. Immediately before joining the Company, Mr. Williamson was Vice President, Corporate Development of FMC Corporation, a manufacturer of machinery and chemicals, between 1993 and 1995. Before that, Mr. Williamson was Vice President of Acquisitions and Development of Itel Corporation, a diversified holding company, for more than five years.

    Michael K. Chesney was appointed a Vice President-Corporate Development of the Company in 1994. Prior to that, he was Director of Corporate Development of the Company for more than five years.

    George L. Dienes has been a Vice President-Corporate Development of the Company for more than five years.

    C. Theodore Herbert has been Vice President-Human Resources of the Company for more than five years.

    Peter L. Sereda joined the Company and was appointed Vice President and Treasurer of the Company in February 1998. Prior to joining the Company, he was employed by Specialty Foods Corporation, a privately held company which produces meat and bakery products, between 1994 and 1998. At Specialty Foods Corporation, Mr. Sereda was Vice President of Finance-Operations between 1997 and 1998, and was Vice President and Treasurer between 1994 and 1997. Prior to that time,

Mr. Sereda was employed by Duchossois Industries, Inc., a privately-held diversified manufacturing company, between 1986 and 1994, and was its Treasurer between 1990 and 1994.

    Mark A. Steinkrauss was appointed Vice President-Corporate Relations of the Company in March 1998. Prior to joining the Company, Mr. Steinkrauss was employed by Fruit of the Loom, Inc., an international apparel company, for more than five years. At Fruit of the Loom, Mr. Steinkrauss was Vice President, Corporate Relations, between 1993 and 1998, and was Vice President, Investor Relations, between 1992 and 1993.

    Edward W. Towers was appointed Vice President-Corporate Development and Operations of the Company in May, 1997. Immediately prior thereto, Mr. Towers was Vice President-Market and Business Development of USM for more than five years.

    Byron A. Wertz was appointed a Vice President-Corporate Development of the Company in 1994. Prior to that, he was Director-Telecommunications Development of the Company for more than five years. Mr. Wertz is the nephew of LeRoy T. Carlson and the cousin of each of LeRoy T. Carlson, Jr., Walter C.D. Carlson and Letitia G.C. Carlson.

    Gregory J. Wilkinson was appointed a Vice President of the Company in 1993. He has been the Controller of the Company for more than five years.

    Michael G. Hron has been the Secretary of the Company for more than five years. He has been a partner at the law firm of Sidley & Austin for more than five years.

    All of TDS' executive officers devote substantially all of their time to the Company or its subsidiaries, except for Michael G. Hron who is a practicing attorney.

--------------------------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

    The following table summarizes the compensation paid by TDS to the President and chief executive officer of TDS and certain other executive officers of the Company and its subsidiaries other than the chief executive officer. Due to the fact that certain 1997 salaries and bonuses have not yet been finalized, the Company is reporting the five most highly compensated executive officers in addition to the President and chief executive officer.

                         SUMMARY COMPENSATION TABLE (1)

                                                                                LONG-TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                       ANNUAL COMPENSATION    ---------------------------------------------
                                      ---------------------     RESTRICTED STOCK      SECURITIES UNDERLYING       ALL OTHER
 NAME AND PRINCIPAL POSITION    YEAR  SALARY(2)   BONUS(3)          AWARDS(4)            OPTIONS/SARS(5)       COMPENSATION(6)
------------------------------  ----  ---------   ---------   ---------------------   ---------------------   -----------------
LeRoy T. Carlson .............  1997   $381,000    $ 90,000                                    8,295               $67,956
 Chairman                       1996   $347,000    $135,000                                    9,367               $68,467
                                1995   $317,000    $120,000                                    9,476               $65,215

LeRoy T. Carlson, Jr .........  1997   $515,000    $105,000                                   11,770               $22,894
 President (chief executive     1996   $440,000    $250,000                                   13,233               $22,047
 officer)                       1995   $390,000    $140,000                                   13,114               $20,883

Murray L. Swanson ............  1997   $312,000    $ 86,250                                    4,279               $31,780
 Executive Vice President-      1996   $293,000    $115,000                                    4,899               $35,378
 Finance (chief financial       1995   $269,000    $110,000                                    4,563               $30,327
 officer)

James Barr III ...............  1997   $325,000    $ 97,500                                 --                     $34,777
 President of TDS               1996   $295,512    $100,000                                 --                     $35,214
 Telecommunications             1995   $267,500    $100,000                                 --                     $33,274
 Corporation

H. Donald Nelson(7) ..........  1997   $337,709    $ 67,800          $254,837                 25,178               $34,468
 President of United States     1996   $306,672    $228,000                                    8,560               $26,748
 Cellular Corporation           1995   $274,712    $140,180                                    9,736               $31,803

Donald W. Warkentin(8) .......  1997   $283,011      59,873                                  255,112               $24,817
 President of Aerial            1996   $238,996    $264,372                                    9,526               $12,682
 Communications, Inc.           1995   $103,788    $ 56,000                                   19,500               $95,411

------------------------------

(1) Does not include the discount amount under any dividend reinvestment plan or any employee stock purchase plan since such plans are generally available to all eligible shareholders or salaried employees, respectively. Does not include the value of any perquisites and other personal benefits, securities or property, since the aggregate amount of such compensation is less than the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officers above.

(2) Represents the dollar value of base salary (cash and non-cash) earned by the named executive officer during the fiscal year identified.

(3) Represents the dollar value of bonus (cash and non-cash) earned by the named executive officer for 1996 and 1995. Final bonuses for 1997 have not yet been determined for all executive officers. The amounts listed above include partial advances of the 1997 bonus. See "Executive Officer Compensation Report."

(4) Represents the value of bonus stock and restricted stock (based on the closing price of USM Common Shares on the date of grant) awarded to Mr. Nelson in 1997.

(5) Represents the number of shares subject to stock options ("Options") and/or stock appreciation rights ("SARs") awarded during the fiscal year identified. Unless otherwise indicated by footnote, the awards represent Options without tandem SARs and relate to TDS Common Shares. In the case of
    H. Donald Nelson, the amounts represent the number of USM shares subject to Options and/or SARs awarded during the fiscal year identified. In the case of Donald W. Warkentin, the amounts for 1995 and 1996 represent TDS Common Shares subject to Options and the amount in 1997 represents AERL Common Shares subject to Options.

(6) Includes contributions by the Company for the benefit of the named executive officer under the TDS Tax-Deferred Savings Plan ("TDSP"), the TDS Employees' Pension Trust or the TDS Wireless Companies' Pension Plan ("Pension Plan"), including earnings accrued under a related supplemental benefit agreement, and the TDS Supplemental Executive Retirement Plan ("SERP"), and the taxable dollar value of any insurance premiums paid during the covered fiscal year with respect to term life insurance for the benefit of the named executive ("Life Insurance"), as indicated below for 1997:

             LEROY T. CARLSON   LEROY T. CARLSON, JR.   MURRAY L. SWANSON   JAMES BARR III   H. DONALD NELSON   DONALD W. WARKENTIN
             ----------------   ---------------------   -----------------   --------------   ----------------   -------------------
TDSP.......      $      1,900          $ 1,900               $ 1,900           $     1,900       $ 3,166              $ 3,166
Pension
 Plan......            22,755            5,964                 8,302                15,394         7,638                7,638
SERP.......            30,000           12,546                18,016                14,606        19,852               13,563
Life
Insurance...           13,301            2,484                 3,562                 2,877         3,812                  450
                     --------         --------              --------        --------------      --------             --------
Total......      $     67,956          $22,894               $31,780           $    34,777       $34,468              $24,817
                     --------         --------              --------        --------------      --------             --------
                     --------         --------              --------        --------------      --------             --------

(7) All of Mr. Nelson's compensation is paid by USM. Mr. Nelson's annual compensation is approved by LeRoy T. Carlson, Jr., the Chairman of USM, and Mr. Nelson's long-term compensation is approved by the stock option compensation committee of USM.

(8) Mr. Warkentin was originally hired by TDS in 1995 but is now an employee of AERL. As an employee of AERL, Mr. Warkentin's annual compensation is approved by LeRoy T. Carlson, Jr., the Chairman of AERL, and Mr. Warkentin's long-term compensation is approved by the stock option compensation committee of AERL. Mr. Warkentin's 1996 bonus includes a $150,000 signing bonus on the one-year anniversary date of his employment by AERL. "All Other Compensation" for Mr. Warkentin in 1995 includes the reimbursement of moving expenses of $95,411, related to his relocation to Chicago to serve as President of AERL.

GENERAL INFORMATION REGARDING OPTIONS AND SARS

    The following tables show, as to the executive officers who are named in the Summary Compensation Table, information regarding Options and/or SARs.

                      INDIVIDUAL OPTION/SAR GRANTS IN 1997

                                                                                               POTENTIAL REALIZABLE VALUE AT
                              NUMBER OF                                                           ASSUMED ANNUAL RATES OF
                             SECURITIES     % OF TOTAL                                          STOCK PRICE APPRECIATION FOR
                             UNDERLYING    OPTIONS/SARS                                               OPTION TERMS(4)
                            OPTIONS/SARS    GRANTED TO    EXERCISE    MARKET     EXPIRATION   --------------------------------
           NAME              GRANTED(1)    EMPLOYEES(2)     PRICE    PRICE(3)       DATE            5%               10%
--------------------------  -------------  -------------  ---------  ---------  ------------  ---------------  ---------------
LeRoy T. Carlson (5)......         8,295         12.2%       $37.77     $37.77      12/15/07         $212,964         $549,612
LeRoy T. Carlson, Jr.
 (5)......................        11,770         17.3%       $37.77     $37.77      12/15/07         $302,180         $779,859
Murray L. Swanson (5).....         4,279          6.3%       $37.77     $37.77      12/15/07         $109,858         $283,519
H. Donald Nelson (6)......         8,178                     $24.48     $24.48      05/01/07         $125,903         $319,063
 (7)......................        17,000                     $25.25     $25.25      05/14/07          269,953          684,114
                            -------------                                                     ---------------  ---------------
Total Mr. Nelson..........        25,178         10.1%                                               $395,856       $1,003,177
                            -------------                                                     ---------------  ---------------
                            -------------                                                     ---------------  ---------------
Donald W. Warkentin (8)...       106,883                     $17.00      $6.38      04/18/06        $--              $--
 (9)......................       104,500                      $9.74      $7.38      04/18/06          192,565          842,427
 (10).....................        43,729                      $4.94      $4.88      12/15/07          142,051          370,511
                            -------------                                                     ---------------  ---------------
Total Mr. Warkentin
 (11).....................       255,112         17.6%                                               $334,616       $1,212,938
                            -------------                                                     ---------------  ---------------
                            -------------                                                     ---------------  ---------------

------------------------------

(1) Represents the number of TDS shares underlying Options awarded during the year, except in the case of H. Donald Nelson, in which case the amount represents the number of USM shares underlying Options/SARs awarded during the fiscal year, and in the case of Donald W. Warkentin, in which case the amount represents the number of AERL shares underlying Options/SARs awarded during the fiscal year.

(2) Represents the percent of total TDS shares underlying Options awarded to all TDS employees during the fiscal year, except for H. Donald Nelson, in which case the percentage represents the percent of total USM shares underlying the total Options awarded to all USM employees during the fiscal year, and in the case of Donald W. Warkentin, in which case the percentage represents the percent of total AERL shares underlying the total Options awarded to all AERL employees during the fiscal year.

(3) Represents the fair market value of shares as of the award date.

(4) Represents the potential realizable value of each grant of Options, assuming that the market price of the shares underlying the Options appreciates in value from the award date to the end of the Option term at the indicated annualized rates.

(5) Pursuant to the Company's 1994 Long-Term Incentive Plan, on May 1, 1997, such named executive officers were granted options (the "Performance Options") to purchase Common Shares based on the achievement of certain levels of corporate and individual performance in 1996 as contemplated by the 1994 Long-Term Incentive Plan. The purchase price per Common Share subject to the Performance Options is the average of the closing price of the Common Shares on the American Stock Exchange for the 20 trading days ended on the trading day immediately preceding April 30, 1997. The Performance Options became exercisable on December 15, 1997.

(6) The USM 1996 Performance Options were awarded to Mr. Nelson under the USM 1994 Long Term Incentive Plan as of May 1, 1997 and became exercisable on December 15, 1997.

(7) The USM 1997 Automatic Options become exercisable in annual increments of 20% on March 31 of each year beginning in 1998 and ending in 2002, and are exercisable until May 14, 2007 at the exercise price of $25.25.

(8) Such AERL Options were granted at AERL's initial public offering price of $17.00 per share. They are immediately exercisable with respect to 21,377 AERL Common Shares, and become exercisable with respect to an additional 21,377 AERL Common Shares on each of December 15, 1997, 1998, 1999 and 2000, and expire on April 18, 2006.

(9) Such AERL Supplemental Options became immediately exercisable with respect to 20,900 AERL Common Shares on January 23, 1997, and become exercisable with respect to an additional 20,900 AERL Common Shares on each of December 15, 1997, 1998, 1999 and 2000, and expire on April 18, 2006.

(10) Such AERL Options became exercisable on December 15, 1997, and are exercisable until December 15, 2007, at the exercise price of $4.94 per share.

(11) In addition, Mr. Warkentin received an adjustment to the number of TDS shares subject to option granted under the TDS 1994 Long-Term Incentive Plan with respect to 1995 performance. Mr. Warkentin received an option for an additional 813 TDS shares, for a total of 9,526 TDS shares subject to option for 1995 performance at an exercise price of $47.60 per share.

AGGREGATED OPTION/SAR EXERCISES IN 1997, AND DECEMBER 31, 1997 OPTION/SAR VALUE

                                                                                       AS OF DECEMBER 31, 1997
                                                                      ---------------------------------------------------------
                                                    1997                 NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                          -------------------------     UNDERLYING UNEXERCISED             IN-THE-MONEY
                                            SHARES                          OPTIONS/SARS(3)               OPTIONS/SARS(4)
                                          ACQUIRED ON      VALUE      ---------------------------   ---------------------------
      NAME                                EXERCISE(1)   REALIZED(2)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----------------                          -----------   -----------   -----------   -------------   -----------   -------------
LeRoy T.          1996 Performance
 Carlson........  Options(5)                                             8,295         --           $    72,913     $ --
                  1995 Performance
                   Options(6)                                            9,367         --               --            --
                  1994 Performance
                   Options(7)                                            9,476         --                79,977       --
                  1994 Automatic
                   Options(8)                                           28,840          7,210           --            --
                                                                      -----------   -------------   -----------   -------------
                  Total                                                 55,978          7,210       $   152,890     $ --
                                                                      -----------   -------------   -----------   -------------
                                                                      -----------   -------------   -----------   -------------
LeRoy T.          1996 Performance
 Carlson, Jr....  Options(5)                                            11,770         --           $   103,458     $ --
                  1995 Performance
                   Options(6)                                           13,233         --               --            --
                  1994 Performance
                   Options(7)                                           13,114         --               110,682       --
                  1994 Automatic
                   Options(8)                                           37,680          9,420           --            --
                  1988 Options(9)                                       76,500         12,750         2,444,175      407,363
                                                                      -----------   -------------   -----------   -------------
                  Total                                                152,297         22,170       $ 2,658,315     $407,363
                                                                      -----------   -------------   -----------   -------------
                                                                      -----------   -------------   -----------   -------------
Murray L.         1996 Performance
 Swanson........  Options(5)                                             4,279         --           $    37,612     $ --
                  1995 Performance
                   Options(6)                                            4,899         --               --            --
                  1994 Automatic
                   Options(7)                                            4,563         --                38,512       --
                  1994 Performance
                   Options(8)                                           14,800          3,700           --
                  1987 Options(10)           3,375       $106,954        --            --               --            --
                                                                      -----------   -------------   -----------   -------------
                  Total.................                                28,541          3,700       $    76,124     $ --
                                                                      -----------   -------------   -----------   -------------
                                                                      -----------   -------------   -----------   -------------
James Barr        1990 Options(11)                                      14,000          6,000       $    91,840     $ 39,360
 III............
                                                                      -----------   -------------   -----------   -------------
                                                                      -----------   -------------   -----------   -------------
H. Donald         USM 1997 Performance
 Nelson.........   Options(12)                                                         17,000       $   --          $ 97,750
                  USM 1996 Performance
                   Options(13)                                           8,178         --                53,321       --
                  USM 1995 Performance
                   Options(14)                                           7,960         --               --            --
                  USM 1994 Performance
                   Options(15)                                           9,136         --                15,257       --
                  USM 1994 Automatic
                   Options(16)                                          22,560          5,640           --            --
                  USM 1991 Options(17)      10,238       $146,711        --            --               --            --
                  USM SARs(18)                                          21,600         14,400           345,600      230,400
                                                                      -----------   -------------   -----------   -------------
                  Total                                                 69,434         37,040       $   414,178     $328,150
                                                                      -----------   -------------   -----------   -------------
                                                                      -----------   -------------   -----------   -------------
Donald W.         TDS 1995 Performance
 Warkentin......   Options(6)                                            9,526         --           $   --          $ --
                  TDS 1995 Automatic
                   Options(19)                                          19,500         --               182,520       --
                                                                      -----------   -------------   -----------   -------------
                  Total TDS Options                                     29,026         --           $   182,520     $ --
                                                                      -----------   -------------   -----------   -------------
                                                                      -----------   -------------   -----------   -------------
                  AERL IPO Options(20)                                  42,753         64,130       $   --          $ --
                  AERL Supplemental
                   Options(21)                                          41,800         62,700           --            --
                  AERL 1996 Performance
                   Options(22)                                          43,729         --               103,747       --
                                                                      -----------   -------------   -----------   -------------
                  Total AERL Options                                   128,282        126,830       $   103,747     $ --
                                                                      -----------   -------------   -----------   -------------
                                                                      -----------   -------------   -----------   -------------

------------------------------

(1) Represents the number of TDS Common Shares with respect to which the Options or SARs were exercised.

(2) Represents the aggregate dollar value realized upon exercise, based on the difference between the exercise price and the average of the high and low price of the shares on the date of exercise.

(3) Represents the number of TDS Common Shares subject to Options and/or SARs, except for H. Donald Nelson, in which case the information is presented with respect to USM shares, and for Donald W. Warkentin, in which case the information is presented with respect to TDS shares and AERL shares, as indicated.

(4) Represents the aggregate dollar value of in-the-money, unexercised Options and SARs held at the end of the fiscal year, based on the difference between the exercise price and $46.56, the market value of TDS Common Shares on December 31,

    1997 or, with respect to Options for USM shares, $31.00, the market value of USM Common Shares on December 31, 1997 or, with respect to Options for AERL shares, $7.31, the market value of AERL Common Shares on December 31, 1997.

(5) Such options became exercisable on December 15, 1997 and are exercisable until December 15, 2007 at the exercise price of $37.77 per share.

(6) Such options became exercisable on December 15, 1996 and are exercisable until December 15, 2006 at the exercise price of $47.60 per share.

(7) Such options became exercisable on December 15, 1995, and are exercisable until May 1, 2005 at the exercise price of $38.12 per share.

(8) Such options become exercisable in annual increments of 20% on each of December 15, 1995 and on the first through the fourth anniversaries of such date, and are exercisable until November 4, 2004 at the exercise price of $47.59 per share.

(9) Options for a total of 127,500 shares were granted on March 14, 1988 to become exercisable with respect to 12,750 shares on March 14 of each year between 1989 through 1998. Options for a total of 38,250 shares have been exercised prior to 1996. The unexercised 1988 Options are exercisable until March 14, 1999 at the exercise price of $14.61 per share.

(10) Options for a total of 33,750 shares were granted on February 15, 1987, to become exercisable with respect to 3,375 shares on February 25 of each year between 1988 through 1997. Options for a total of 30,375 shares were exercised prior to 1997. Options for 3,375 shares were exercised in 1997. The value realized is equal to the product of the number of shares exercised and the difference between the exercise price of $8.31 and $40.00, the fair market value of the Common Shares on March 24, 1997, the exercise date.

(11) The 1990 Options were granted on January 15, 1990 to become exercisable with respect to 2,000 shares on January 15 of each year between 1991 through 2000, and are exercisable until January 15, 2001 at the exercise price of $40.00 per share.

(12) The USM 1997 Automatic Options become exercisable in annual increments of 20% on March 31 of each year beginning in 1998 and ending in 2002, and are exercisable until May 14, 2007 at the exercise price of $25.25.

(13) USM 1996 Performance Options became exercisable on December 15, 1997 and are exercisable until May 1, 2007 at the exercise price of $24.48.

(14) The USM 1995 Performance Options became exercisable on December 15, 1996 and are exercisable until May 1, 2006 at the exercise price of $34.60 per share.

(15) The USM 1994 Performance Options became exercisable on December 15, 1995 and are exercisable until May 1, 2005 at the exercise price of $29.33 per share.

(16) The USM 1994 Automatic Options become exercisable in annual increments of 20% on each of December 15, 1994, and on the first through the fourth anniversaries of such date, and are exercisable until November 9, 2004 at the exercise price of $32.25 per share.

(17) The USM 1991 Options are exercisable until November 1, 1997 at the exercise price of $15.67 per share.

(18) The USM SARs were granted in 1988 and are exercisable at the exercise price of $15.00 per share.

(19) In 1995, Mr. Warkentin was awarded options for 32,500 TDS Common Shares at an exercise price of $37.20. Such options were originally scheduled to become exercisable with respect to 6,500 TDS Common Shares on December 15 of 1995, 1996, 1997, 1998 and 1999. However, in February 1997, in partial consideration for the grant of options for 106,883 AERL Common Shares at an exercise price equal to AERL's initial public offering price of $17.00 per share, Mr. Warkentin agreed to the cancellation of options with respect to a total of 13,000 TDS Common Shares which would have become exercisable on December 15, 1998 and 1999.

(20) As discussed in note (19) above, the AERL IPO Options were granted at AERL's initial public offering price of $17.00 per share. They are immediately exercisable with respect to 21,377 AERL Common Shares, and become exercisable with respect to an additional 21,377 AERL Common Shares on each of December 15, 1997, 1998, 1999 and 2000, and expire on April 18, 2006.

(21) The AERL Supplemental Options were granted at an exercise price of $9.74 per share. Such options became immediately exercisable with respect to 20,900 AERL Common Shares on January 23, 1997, and become exercisable with respect to an additional 20,900 AERL Common Shares on each of December 15, 1997, 1998, 1999 and 2000, and expire on April 18, 2006.

(22) The AERL 1996 Performance Options became exercisable on December 15, 1997, and are exercisable until December 15, 2007, at the exercise price of $4.94 per share.

TDS TELECOM PHANTOM INCENTIVE OPTION PLAN

    Mr. James Barr III participates in the TDS Telecommunications Corporation Phantom Stock Incentive Plan (the "TDS Telecom Plan"). The TDS Telecom Plan was adopted by TDS Telecom in 1997 and relates to the five-year period beginning on January 1, 1995. Under the TDS Telecom Plan, Mr. Barr was awarded certain phantom stock units by the Chairman of TDS Telecom. The award consists of automatic awards and performance awards. The automatic awards vest in five equal annual installments beginning on December 15, 1995. The performance awards include a corporate performance award and an individual performance award. The performance awards vest on December 15 of the year following the performance year to which they relate. When vested, the phantom stock option units may be exercised at an exercise price determined in accordance with the terms of the plan. Upon exercise of the phantom stock units, Mr. Barr will receive a cash payment equal to the difference between the exercise price and the implied value of the phantom stock unit as provided in the TDS Telecom Plan.

    The following table summarizes the award of options for phantom stock units to Mr. Barr in 1997:

          TDS TELECOM PHANTOM STOCK PLAN - AWARDS IN LAST FISCAL YEAR

                                                                                                 ESTIMATED FUTURE PAYOUTS UNDER
                                                        NUMBER OF                                NON-STOCK PRICE-BASED PLANS(3)
                                                      SHARES, UNITS        PERFORMANCE OR       ---------------------------------
                                                        OR OTHER         OTHER PERIOD UNTIL      THRESHOLD    TARGET     MAXIMUM
                       NAME                             RIGHTS(1)      MATURATION OR PAYOUT(2)      (#)         (#)        (#)
--------------------------------------------------  -----------------  -----------------------  -----------  ---------  ---------
James Barr III....................................          39,217                 1995             22,558      45,116     67,674
                                                            45,185                 1996             22,558      45,116     67,674
                                                            22,558                 1997             22,558      45,116     67,674
                                                            22,558                 1998             22,558      45,116     67,674
                                                            22,558                 1999             22,558      45,116     67,674

------------------------------

(1) For 1995 and 1996, represents the actual number of automatic and performance phantom stock units which were awarded for such years. For 1997, 1998 and 1999, represents the minimum number of automatic phantom stock option units which will become exercisable. In 1998, Mr. Barr exercised options for an aggregate of 106,960 phantom stock units for 1995, 1996 and 1997, and received a net cash payment, prior to withholding taxes, of $327,410.

(2) Represents the fiscal year to which such phantom stock units relate.

(3) The minimum threshold number (representing the automatic options) vests on December 15 of the year to which the award relates, and the additional units which may be awarded at target or maximum performance (representing performance options) vest on December 15 of the year following the performance year to which the award relates. All phantom stock unit options expire on July 1, 2003.

PENSION PLANS AND SUPPLEMENTAL BENEFIT AGREEMENTS

    The Telephone and Data Systems, Inc. Employees' Pension Trust (the "TDS Pension Plan") is a defined contribution plan designed to provide retirement benefits for eligible employees of the Company and certain of its affiliates which adopt the TDS Pension Plan. Annual employer contributions based upon actuarial assumptions are made under a formula designed to fund a target pension benefit for each participant commencing generally upon the participant's attainment of retirement age. The amounts of the annual contributions are included above in the Summary Compensation Table under "All Other Compensation."

    USM and AERL have adopted the Telephone and Data Systems, Inc. Wireless Companies' Pension Plan (the "Wireless Pension Plan"). The Wireless Pension Plan, a qualified non-contributory defined contribution pension plan, provides pension benefits for USM and AERL employees. Under the Wireless Pension Plan, pension costs are calculated separately for each participant and are funded currently. The amount of the annual contribution for Messrs. H. Donald Nelson and Donald W. Warkentin are included above in the Summary Compensation Table under "All Other Compensation."

    The TDS Supplemental Executive Retirement Plan ("SERP") provides supplemental benefits under the TDS Pension Plan and the Wireless Pension Plan. The SERP was established to offset the reduction of benefits caused by the limitation on annual employee compensation under the Code. The SERP is a non-qualified deferred compensation plan and is intended to be unfunded. The amounts of the accruals for the benefit of the named executive officers are included above in the Summary Compensation Table under "All Other Compensation."

    In 1980, TDS entered into a non-qualified supplemental benefit agreement with LeRoy T. Carlson which, as amended, requires TDS to pay a supplemental retirement benefit to Mr. Carlson, in the amount of $47,567 plus interest at a rate equal to 1/4% under the prime rate for the period from May 15, 1981 (the date of Mr. Carlson's 65th birthday) to May 31, 1992, in five annual installments beginning June 1, 2001, plus interest at 9 1/2% compounded semi-annually from June 1, 1992. The agreement was entered into because certain amendments made to the TDS Pension Plan in 1974 had the effect of reducing the amount of retirement benefits which Mr. Carlson would receive under the TDS Pension Plan. The payments to be made under the agreement, together with the retirement benefits under the TDS Pension Plan, were designed to permit Mr. Carlson to receive approximately the same retirement benefits he would have received if the TDS Pension Plan had not been amended. All of the interest accrued under this agreement is included above in the Summary Compensation Table under "All Other Compensation" and identified in footnote 6 thereto as contributions under the TDS Pension Plan.

    In 1988, USM entered into a non-qualified supplemental benefit agreement with H. Donald Nelson which requires USM to pay a supplemental retirement benefit to Mr. Nelson. The agreement was entered into because Mr. Nelson's employment with TDS was terminated upon the completion of the initial public offering of USM Common Shares in 1988 and, as a result, he was no longer eligible to participate in the TDS Pension Plan. Under the supplemental benefit agreement, USM is obligated to pay Mr. Nelson an amount equal to the difference between the retirement benefit he will receive from the TDS Pension Plan and that which he would have received had he continued to work for TDS, less any amounts which he is entitled to receive under any other qualified pension plan (such as the Wireless Pension Plan). USM will pay any such benefit at the same time as Mr. Nelson receives payments from the TDS Pension Plan. The actual benefits payable to Mr. Nelson upon retirement will be based upon the facts that exist at the time and will be determined actuarially. Since the nature of this agreement is a defined benefit arrangement, no amounts related thereto are included above in the Summary Compensation Table.

    In 1996, AERL entered into a non-qualified supplemental benefit agreement with Donald W. Warkentin which requires AERL to pay a supplemental retirement benefit to Mr. Warkentin. The agreement was entered into because Mr. Warkentin's employment with TDS was terminated as a result of the completion of the initial public offering of AERL Common Shares in 1996 and, as a result, he was no longer eligible to participate in the TDS Pension Plan. Under the supplemental benefit agreement, AERL is obligated to pay Mr. Warkentin an amount equal to the difference between the retirement benefit he will receive from the TDS Pension Plan and that which he would have received had he continued to work for TDS, less any amounts which he is entitled to receive under any other qualified defined benefit or money purchase pension plan (such as the Wireless Pension
Plan). AERL will pay any such benefit at the same time as Mr. Warkentin receives payments from the TDS Pension Plan. The actual benefits payable to Mr. Warkentin upon retirement will be based upon the facts that exist at the time and will be determined actuarially. Since the nature of this agreement is a defined benefit arrangement, no amounts related thereto are included above in the Summary Compensation Table.

DEFERRED COMPENSATION AGREEMENTS

    Mr. H. Donald Nelson and Mr. James Barr III are parties to Executive Deferred Compensation Agreements, pursuant to which such persons will have a specified percentage of gross compensation deferred and credited to a Deferred Compensation Account. The Deferred Compensation Account will be credited with interest compounded monthly, computed at a rate equal to one-twelfth of the sum of the average thirty-year Treasury Bond rate plus 1.25 percentage points until the Deferred Compensation Amount is paid to such persons.

SALARY CONTINUATION AND CONSULTING AGREEMENT

    The Company has entered into an agreement with LeRoy T. Carlson whereby it will employ Mr. Carlson until he elects to retire. Mr. Carlson is to be paid at least $60,000 per annum until his retirement. The agreement also provides that upon his retirement, Mr. Carlson will be retained by the Company as a part-time consultant (for not more than 60 hours in any month) until his death or disability. Upon his retirement, Mr. Carlson will receive $75,000 per annum as a consultant, plus increments beginning in 1985 equal to the greater of three percent of his consulting fee or two-thirds of the percentage increase in the consumer price index for the Chicago metropolitan area. If Mr. Carlson becomes disabled before retiring, the Company can elect to discontinue his employment and retain him in accordance with the consulting arrangement described above. Upon Mr. Carlson's death (unless his death follows his voluntary termination of his employment or the consulting arrangement), his widow will receive until her death an amount equal to that which Mr. Carlson would have received as a consultant. The Company may terminate payments under the agreement if Mr. Carlson becomes the owner of more than 21% of the stock, or becomes an officer, director, employee or paid agent of any competitor of the Company within the continental United States. No amounts were paid or payable under this agreement in 1997, 1996 or 1995, and no amounts related thereto are included above in the Summary Compensation Table.

SIGNING LETTER WITH DONALD W. WARKENTIN

    Pursuant to signing a letter agreement with Donald W. Warkentin, the Company has agreed, among other things, to pay Mr. Warkentin (i) an annual salary of $200,000 in 1995, with an increase to $220,000 effective January 1, 1996; (ii) a $150,000 signing bonus payable on his first anniversary date; (iii) a 1995 guaranteed bonus of $40,000 and a maximum bonus of $60,000; and (iv) a target bonus opportunity of 35% of base salary, starting in 1996.

COMPENSATION OF DIRECTORS

    Effective July 23, 1996, the Board of Directors adopted a Compensation Plan (the "Non-Employee Directors' Plan") for non-employee directors ("Non-Employee Directors"). A Non-Employee Director is a director of the Company who is not an employee of the Company, USM, AERL, APP or TDS Telecom ("Affiliates"). The purpose of the Non-Employee Directors' Plan is to provide for reasonable compensation to non-employee directors in connection with their services to the Company, in order to induce qualified persons to become and serve as non-employee members of the Board of Directors.

    The Non-Employee Directors' Plan provides that, effective for the twelve month period ending at the time of the Company's 1997 annual meeting, each Non-Employee Director will receive an annual director's fee of $24,000; and each director of the Company who is not an employee of any Affiliate will continue to receive a fee of $1,000, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with travel, for attendance at each regularly scheduled or special meeting of the Board of Directors. The Non-Employee Directors' Plan also provides that, effective as of July 23, 1996, each director of the Company who is not an employee of any Affiliate will receive a fee of $750, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with travel, for attendance at each meeting of the Audit Committee, Compensation Committee, or other committee established by resolution of the Board of Directors.

    Under the Non-Employee Directors' Plan, an amount equal to 50% of the annual director's fee will be paid immediately prior to the Company's Annual Meeting of Shareholders by the delivery of Common Shares of the Company having a fair market value as of the date of payment equal to such percentage of the annual fee. In addition, under the Non-Employee Directors' Plan, an amount equal to 33% of each committee meeting fee will be accumulated and paid immediately prior to the Company's Annual Meeting of Shareholders by the delivery of Common Shares of the Company having a fair market value as of the date of payment equal to such percentage of such fee. The Company has reserved 15,000 Common Shares of the Company for issuance pursuant to the Non-Employer Directors' Plan.

    Donald C. Nebergall, a director of the Company, also received $15,485 as a bonus and $152,800 for consulting services provided to the Company and was reimbursed for out-of-pocket expenses incurred in connection with such services in 1997.

    In addition, the Company pays life insurance premiums on behalf of directors. Except for such life insurance premiums, directors who are also employees of the Company or any Affiliate do not receive any additional compensation for services rendered as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The sole member of the Compensation Committee is LeRoy T. Carlson, Jr., President of TDS. The primary function of the Compensation Committee is to approve the annual salary, bonus and other cash compensation of officers and key employees of TDS other than the President. LeRoy T. Carlson, Jr. is a member of the Board of Directors of TDS, USM, AERL, APP and TDS Telecom. LeRoy T. Carlson, Jr. is also the Chairman of USM, AERL, APP and TDS Telecom and, as such, approves the executive officer annual compensation decisions for USM, AERL, APP and TDS Telecom. LeRoy T. Carlson, Jr. is compensated by TDS for his services to TDS and all of its subsidiaries. However, USM, AERL and APP reimburse TDS for a portion of such compensation pursuant to intercompany agreements between TDS and such subsidiaries. The Stock Option Compensation Committee of the Board of Directors of TDS makes annual compensation decisions for the President of TDS and makes long-term compensation decisions for all executive officers who are employees of TDS. The members of the Stock Option Compensation Committee are George W. Off (Chairman) and Letitia G.C. Carlson. The members of the Stock Option Compensation Committee are neither officers or employees of the Company or any of its subsidiaries nor directors of any of the Company's subsidiaries. Long-term compensation for executive officers who are employees of USM, AERL or APP are approved by the stock option compensation committees of USM, AERL and APP, respectively. The stock option compensation committees of USM, AERL and APP are composed of directors of such subsidiaries who are neither officers or employees of TDS or any of its subsidiaries nor directors of TDS.

    In addition to such compensation committee interlocks and insider participation in compensation decisions, the Company and certain related parties are involved in the following relationships and transactions.

    ISSUANCE OF TDS SHARES IN CONNECTION WITH CERTAIN ACQUISITIONS. The Company may issue TDS securities in connection with the acquisition of cellular interests on behalf of USM. At the time such acquisitions are closed, the acquired cellular interests are generally transferred to USM, which reimburses TDS by issuing USM securities to TDS or by increasing the balance due to TDS under a revolving credit agreement between TDS and USM (the "Revolving Credit Agreement"). The fair market value of the USM securities issued to TDS in connection with these transactions is calculated in the same manner and over the same time period as the fair market value of the TDS securities issued to the sellers in such acquisitions. During 1997, USM issued 996,000 USM Common Shares to TDS to reimburse TDS for 759,000 TDS Common Shares issued for such cellular interests.

    OTHER RELATIONSHIPS AND RELATED TRANSACTIONS. Walter C.D. Carlson, a director of TDS, Michael G. Hron, Secretary of TDS and certain TDS subsidiaries, William S. DeCarlo, the Assistant Secretary of TDS and certain TDS subsidiaries, Stephen P. Fitzell, the Secretary of certain TDS subsidiaries, and Sherry S. Treston, the Assistant Secretary of certain TDS subsidiaries, are partners of Sidley & Austin, the principal law firm of TDS and its subsidiaries. Walter C.D. Carlson is a trustee and beneficiary of a voting trust which controls TDS and is the husband of Debora M. de Hoyos, a director of APP.

--------------------------------------------------------------------------------

ITEM 12.  BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth at December 31, 1997, the number of Common Shares and Series A Common Shares beneficially owned, and the percentage of the outstanding shares of each such class so owned by each director and nominee for director of the Company, by each of the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group.

                                                                                     AMOUNT AND NATURE OF               PERCENT
            NAME OF INDIVIDUAL OR                                                         BENEFICIAL         PERCENT   OF VOTING
          NUMBER OF PERSONS IN GROUP                      TITLE OF CLASS                 OWNERSHIP(1)       OF CLASS     POWER
----------------------------------------------  ----------------------------------  ----------------------  ---------  ---------
LeRoy T. Carlson, Jr.,
 Walter C.D. Carlson,
 Letitia G.C. Carlson,
 Donald C. Nebergall and
 Melanie J. Heald(2)..........................  Series A Common Shares                       6,337,187           91.4%      51.4%

LeRoy T. Carlson, Jr.,
 C. Theodore Herbert
 and Michael G. Hron(3).......................  Common Shares                                  148,876          *          *
                                                Series A Common Shares                           1,008          *          *

LeRoy T. Carlson, Jr.,
 C. Theodore Herbert
 and Michael G. Hron(4).......................  Common Shares                                  142,575          *          *

LeRoy T. Carlson(5)...........................  Common Shares                                   62,407          *          *
                                                Series A Common Shares                          51,975          *          *

LeRoy T. Carlson, Jr. (6)(12).................  Common Shares                                  157,760          *          *

Walter C.D. Carlson(7)........................  Common Shares                                      405          *          *

Letitia G.C. Carlson(8).......................  Common Shares                                      470          *          *

Murray L. Swanson(9)(12)......................  Common Shares                                   47,324          *          *
                                                Series A Common Shares                           2,506          *          *

Rudolph E. Hornacek(10).......................  Common Shares                                   22,410          *          *
                                                Series A Common Shares                           1,669          *          *

James Barr III(12)............................  Common Shares                                   19,958          *          *

Donald C. Nebergall(11).......................  Common Shares                                    1,463          *          *

Donald R. Brown(9)............................  Common Shares                                    4,001          *          *
                                                Series A Common Shares                           4,735          *          *

Herbert S. Wander.............................  Common Shares                                      334          *          *

George W. Off.................................  Common Shares                                    1,127          *          *

Martin L. Solomon.............................  Common Shares                                   15,000          *          *

Kevin A. Mundt................................                  --                            --               --         --

H. Donald Nelson..............................  Common Shares                                    4,098          *          *
                                                Series A Common Shares                           5,308          *          *

Donald W. Warkentin...........................  Common Shares                                   29,566          *          *

Terrence T. Sullivan..........................                  --                            --               --         --

All directors, director nominees and executive
 officers as a group (25 persons)(12).........  Common Shares                                  861,754            1.6%     *
                                                Series A Common Shares                       6,424,580           92.6%      52.1%

------------------------------

 * Less than 1%

 (1) The nature of beneficial ownership for shares in this column is sole voting and investment power, except as otherwise set forth in these footnotes.

 (2) The shares listed are held by the persons named as trustees under a voting trust which expires June 30, 2009, created to facilitate longstanding relationships among the trust certificate holders. Under the terms of the voting trust, the trustees hold and vote the Series A Common Shares held in the trust. If the voting trust were terminated, the following persons would each be deemed to own beneficially more than 5% of the outstanding Series A Common Shares: Margaret D. Carlson (wife of LeRoy T. Carlson), LeRoy T. Carlson, Jr., Walter C.D. Carlson, Prudence E. Carlson, Letitia G.C. Carlson (children of LeRoy T. Carlson and Margaret D. Carlson) and Donald C. Nebergall, as trustee under certain trusts for the benefit of the heirs of LeRoy T. and Margaret D. Carlson and an educational institution.

 (3) Voting and investment control is shared by the persons named as members of the investment management committee of the Telephone and Data Systems, Inc. Employees' Pension Trust I and the Wireless Companies' Pension Plan. Such members disclaim beneficial ownership of such shares, which are held for the benefit of plan participants.

 (4) Voting and investment control with respect to Company-match shares is shared by the persons named as members of the investment management committee of the Telephone and Data Systems, Inc. Tax-Deferred Savings Trust. Does not include 55,125 shares acquired by trust employee contributions for which voting and investment control is passed-through to plan participants.

 (5) Includes 51,975 Series A Common Shares held by Mr. Carlson's wife. Mr. Carlson disclaims beneficial ownership of such shares. Does not include 252,668 Series A Common Shares held for the benefit of LeRoy T. Carlson, 630,525 Series A Common Shares held for the benefit of Mr. Carlson's wife or 50,526 Series A Common Shares held for the benefit of certain grandchildren of Mr. Carlson (an aggregate of 933,719 shares, or 13.5% of class) in the voting trust described in footnote (2). Beneficial ownership is disclaimed as to Series A Common Shares held for the benefit of his wife and grandchildren in such voting trust.

 (6) Does not include 1,068,186 Series A Common Shares (15.4% of class) held in the voting trust described in footnote (2), of which 1,037,084 shares are held for the benefit of LeRoy T. Carlson, Jr. Beneficial ownership is disclaimed with respect to an aggregate of 31,102 Series A Common Shares held for the benefit of his wife, his children and others in such voting trust.

 (7) Does not include 1,087,366 Series A Common Shares (15.7% of class) held in the voting trust described in footnote (2), of which 1,058,143 shares are held for the benefit of Walter C.D. Carlson. Beneficial ownership is disclaimed with respect to an aggregate of 29,223 Series A Common Shares held for the benefit of his wife and children in such voting trust.

 (8) Does not include 1,070,127 Series A Common Shares (15.4% of class) held in the voting trust described in footnote (2), of which 1,061,477 shares are held for the benefit of Letitia G.C. Carlson. Beneficial ownership is disclaimed with respect to an aggregate of 8,650 Series A Common Shares held for the benefit of her husband and child in such voting trust.

 (9) Includes shares as to which voting and/or investment power is shared, and/or shares held by spouse and/or children.

(10) Does not include Series A Common Shares held as custodian for his children, for which beneficial ownership is disclaimed.

(11) Does not include 641,540 Series A Common Shares (9.2% of class) held as trustee under trusts for the benefit of the heirs of LeRoy T. and Margaret
    D. Carlson and an educational institution, or 31 Series A Common Shares held for the benefit of Donald C. Nebergall, which are included in the voting trust described in footnote (2).

(12) Includes the following number of Common Shares that may be purchased pursuant to stock options and/or stock appreciation rights which are currently exercisable or exercisable within 60 days: Mr. LeRoy T. Carlson, 55,978 shares; Mr. LeRoy T. Carlson, Jr., 152,297 shares; Mr. Swanson, 28,541 shares; Mr. Barr, 16,000 shares; Mr. Hornacek, 14,551 shares; Mr. Warkentin, 29,026 shares; all other executive officers, 151,508 shares; and all directors and officers as a group, 460,651 shares.

SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS

    In addition to persons listed in the preceding table and the footnotes thereto, the following table sets forth as of December 31, 1997, information regarding each person who is known to the Company to beneficially own more than 5% of any class of voting securities of TDS, based on publicly available information and the Company's stock records as of such date. The nature of beneficial ownership in this table is sole voting and investment power except as otherwise set forth in footnotes thereto.

                                                                                           SHARES OF     PERCENT OF
                SHAREHOLDER'S NAME AND ADDRESS                      TITLE OF CLASS        CLASS OWNED       CLASS
--------------------------------------------------------------  ----------------------  ---------------  -----------
The Equitable Companies Inc. (1)
 787 Seventh Avenue
 New York, New York 10019.....................................  Common Shares                10,988,100        20.5%

Franklin Mutual Advisers, Inc. (2)
 51 John F. Kennedy Parkway
 Short Hills, New Jersey 07078................................  Common Shares                 5,279,200         9.8%

William and Betty McDaniel
 160 Stowell Road
 Salkum, Washington 98582.....................................  Preferred Shares                 46,666        14.4%

Bennet R. Miller
 1212 Wea Avenue
 Lafayette, Indiana 47905.....................................  Preferred Shares                 30,000         9.2%

The Peterson Revocable Living Trust
 Kenneth M. & Audrey M. Peterson, Trustees
 108 Avocado Lane
 Weslaco, Texas 78596.........................................  Preferred Shares                 20,637         6.4%

Roland G. and Bette B. Nehring
 5253 North Dromedary Road
 Phoenix, Arizona 85018.......................................  Preferred Shares                 20,012         6.2%

                                                                  PERCENT OF
                SHAREHOLDER'S NAME AND ADDRESS                   VOTING POWER
--------------------------------------------------------------  ---------------
The Equitable Companies Inc. (1)
 787 Seventh Avenue
 New York, New York 10019.....................................           8.9%
Franklin Mutual Advisers, Inc. (2)
 51 John F. Kennedy Parkway
 Short Hills, New Jersey 07078................................           4.3%
William and Betty McDaniel
 160 Stowell Road
 Salkum, Washington 98582.....................................         *
Bennet R. Miller
 1212 Wea Avenue
 Lafayette, Indiana 47905.....................................         *
The Peterson Revocable Living Trust
 Kenneth M. & Audrey M. Peterson, Trustees
 108 Avocado Lane
 Weslaco, Texas 78596.........................................         *
Roland G. and Bette B. Nehring
 5253 North Dromedary Road
 Phoenix, Arizona 85018.......................................         *

------------------------------

 * Less than 1%

 (1) Based on the most recent Schedule 13G (Amendment No. 11) filed with the SEC. Includes shares held by the following affiliates: The Equitable Life Assurance Society of the United States--4,176,200 shares; Alliance Capital Management, L.P.-- 6,782,543 shares; Wood, Struthers & Winthrop Management Corp.--28,976 shares; and Donaldson Lufkin & Jenrette Securities Corporation--381 shares. In such Schedule 13G, Equitable reported sole voting power with respect to 5,644,753 shares, shared voting power with respect to 5,255,600 shares, sole dispositive power with respect to 10,987,719 shares and shared dispositive power with respect to 381 shares. Alpha Assurance I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Uni Europe Assurance Mutuelle and AXA, corporations organized under the laws of France, are affiliates of The Equitable Companies, Inc.

 (2) Based on a Schedule 13D (Amendment No. 4) filed with the SEC. Such Schedule 13D reports that Franklin Mutual Advisers, Inc. exercised sole voting and investment power with respect to all such shares. Such Schedule 13D is also filed on behalf of Franklin Resources, Inc., the parent holding company of Franklin Mutual Advisers, Inc., and by Charles B. Johnson and Rupert H. Johnson, Jr., principal shareholders of such parent holding company.

    Subsequent to December 31, 1997, on March 9, 1998, Gabelli Funds, Inc., One Corporate Center, Rye, New York 10580, filed a Schedule 13D with the SEC to report beneficial ownership of 2,799,405 Common Shares of the Company. Such
Schedule 13D included shares held by the following affiliates: Gabelli Funds, Inc.--810,000 shares; ALCE Partners, L.P.--1,000 shares; GAMCO Investors, Inc.-- 1,969,705 shares; Gabelli Fund, LDC--1,000 shares; Gabelli International Limited--10,000 shares; Gabelli Multimedia Partners, L.P.--1,200 shares; Gemini Capital Management Ltd.--4,000 shares; Marc J. Gabelli--0 shares; and Mario J. Gabelli--2,500 shares. In such Schedule 13D filing, such group has reported sole voting power with respect to 2,724,405 shares, shared voting power with respect to -0-shares, sole dispositive power with respect to 2,799,405 shares and shared dispositive power with respect to -0- shares.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16 of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder require the Company's directors and officers, and persons who are deemed to own more than ten percent of the Common Shares (collectively, the "Reporting Persons"), to file certain reports ("Section 16 Reports") with the SEC with respect to their beneficial ownership of Common Shares. The Reporting Persons are also required to furnish the Company with copies of all Section 16 Reports they file.

    Based on a review of copies of Section 16 Reports furnished to the Company by the Reporting Persons and written representations by directors and officers of the Company, the Company believes that all Section 16 filing requirements applicable to the Reporting Persons during and with respect to 1997 were complied with on a timely basis.

--------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See "Executive Compensation--Compensation Committee Interlocks and Insider Participation" under Item 11.

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this report:

(a)  (1) Financial Statements

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

------------------------

*   Incorporated by reference from Exhibit 13.

    (2) Schedules

                                                                                                               LOCATION
                                                                                                              ----------
Report of Independent Public Accountants on Financial Statement Schedules...................................     page 73
I.         Condensed Financial Information of Registrant-Balance Sheets as of December 31, 1997 and 1996 and
           Statements of Operations and Statements of Cash Flows for each of the Three Years in the Period
           Ended December 31, 1997..........................................................................     page 74
II.        Valuation and Qualifying Accounts for each of the Three Years in the Period Ended December 31,
           1997.............................................................................................     page 79

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

 EXHIBIT
 NUMBER    DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
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

10.3       Stock Appreciation Rights Award and Non-Qualified Stock Option Agreement, dated March 14, 1988, between the Company and LeRoy T. Carlson, Jr., is hereby incorporated by reference to an exhibit to the
           Company's Annual Report on Form 10-K for the year ended December 31, 1988.

 EXHIBIT
 NUMBER    DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
10.4       Stock Option and Stock Appreciation Rights Award Agreement dated January 15, 1990 between the Company and James Barr III, is hereby incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.5(a)    1988 Stock Option and Stock Appreciation Rights Plan of the Company is hereby incorporated by reference to Exhibit A to the Company's definitive Notice of Annual Meeting and Proxy Statement dated March 31,
           1988.

10.5(b)    Amendment #1 to 1988 Stock Option and Stock Appreciation Rights Plan of the Company is hereby incorporated by reference to Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.5(c)    Amendment #2 to 1988 Stock Option and Stock Appreciation Rights Plan of the Company is hereby incorporated by reference to Exhibit 10.7(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.6(a)    Telephone and Data Systems, Inc. 1994 Long-Term Incentive Plan is hereby incorporated by reference to
           Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-57257).

10.6(b)    Form of 1994 Long-Term Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-57257).

10.6(c)    Form of 1994 Long-Term Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (Registration No.
           33-57257).

10.6(d)    Form of 1995 Performance Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.4 to the Company Registration statement on Form S-8 (Registration No. 33-57257).

10.6(e)    Form of 1995 Performance Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No.
           33-57257).

10.7       Supplemental Executive Retirement Plan of the Company is hereby incorporated by reference to Exhibit
           10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.8       Deferred Compensation Agreement for Rudolph E. Hornacek dated November 30, 1995, is hereby incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December
           31, 1995.

10.12      Deferred Compensation Agreement for H. Donald Nelson dated July 15, 1996, is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report in Form 10-Q for the quarterly period ended
           September 30, 1996.

10.13      Description of Terms of Signing Letter with Donald W. Warkentin dated June 7, 1995, is hereby incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.14      TDS Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 (Registration No. 333-23947).

10.15      Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998.

10.16      Form of TDS Telecommunications Corporation Phantom Stock Option Incentive Agreement between TDS
           Telecommunications Corporation and James Barr III.

    (b) Reports on Form 8-K filed during the quarter ended December 31, 1997.

    TDS filed a Current Report on Form 8-K on December 2, 1997 dated November 18, 1997, which was filed for the purpose of filing as exhibits, certain documents relating to the issuance and sale of 6,000,000 8.50% Trust Originated Preferred Securities (liquidation amount $25 per Preferred Security) by TDS Capital I, a statutory business trust formed under the laws of Delaware. The Preferred Securities are fully and unconditionally guaranteed by the Company.

    TDS filed a Current Report on Form 8-K on December 8, 1997 dated December 1, 1997, which included a news release issued by United States Cellular Corporation that announced that TDS and U.S. Cellular entered into an agreement with AirTouch Communications, Inc. to sell certain cellular systems for approximately
5.0 million shares of AirTouch and approximately $50 million in cash.

    TDS filed a Current Report on Form 8-K on December 30, 1997 dated December 18, 1997, which included a news release relating to the announcement of a corporate restructuring that would create three new classes of stock, commonly known as "Tracking Stocks ".

    TDS filed a Current Report on Form 8-K on December 30, 1997 dated December 23, 1997, which included a news release that announced a definitive agreement between the Company and TSR Paging, Inc. to combine their respective paging businesses.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Board of Directors of Telephone and Data Systems, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Telephone and Data Systems, Inc. and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1998 (except with respect to the matters discussed in Note 5, "American Paging Merger"; and in Note 16, as to which the date is February 18, 1998). Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 28, 1998
(except with respect to the matters
discussed in Note 5, "American Paging Merger";
and Note 16, as to which the date is February 18, 1998)

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   TELEPHONE AND DATA SYSTEMS, INC. (PARENT)
                                 BALANCE SHEETS

                                     ASSETS

                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
                                                                                         (DOLLARS IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents.........................................................  $         271  $         141
  Temporary investments.............................................................            132            154
  Accounts receivable
    Due from subsidiaries--Income taxes.............................................         17,673          7,804
    Due from subsidiaries--Other....................................................         21,060         16,790
    Other...........................................................................          6,407          2,903
  Prepaid income taxes..............................................................         16,975         19,126
  Other current assets..............................................................          4,287          2,572
                                                                                      -------------  -------------
                                                                                             66,805         49,490
                                                                                      -------------  -------------
INVESTMENT IN SUBSIDIARIES
  Underlying book value.............................................................      2,271,567      2,351,057
  Cost in excess of underlying book value at date of acquisition....................       --                  112
                                                                                      -------------  -------------
                                                                                          2,271,567      2,351,169
                                                                                      -------------  -------------
OTHER INVESTMENTS
  Notes receivable from affiliates..................................................        544,385         96,037
  Minority interests and other investments..........................................         50,846         44,256
                                                                                      -------------  -------------
                                                                                            595,231        140,293
                                                                                      -------------  -------------
PROPERTY AND EQUIPMENT
  Property and Equipment, net of accumulated depreciation...........................         34,216         21,394
                                                                                      -------------  -------------
OTHER ASSETS AND DEFERRED CHARGES
  Debt issuance expenses............................................................          6,829          2,030
  Development and acquisition expenses..............................................            267          2,148
  Other.............................................................................            (28)            54
                                                                                      -------------  -------------
                                                                                              7,068          4,232
                                                                                      -------------  -------------
                                                                                      $   2,974,887  $   2,566,578
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   TELEPHONE AND DATA SYSTEMS, INC. (PARENT)
                                 BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
                                                                                         (DOLLARS IN THOUSANDS)
CURRENT LIABILITIES
  Current portion of long-term debt and preferred stock.............................  $       1,538  $       1,810
  Notes payable.....................................................................        525,885        157,227
  Notes payable to affiliates.......................................................       --               47,990
  Accounts payable
    Due to subsidiaries--Other......................................................            763          1,867
    Other...........................................................................          5,032          1,108
  Accrued interest..................................................................         10,892         10,987
  Other.............................................................................          4,854          7,711
                                                                                      -------------  -------------
                                                                                            548,964        228,700
                                                                                      -------------  -------------
DEFERRED LIABILITIES AND CREDITS
  Income taxes......................................................................         22,659         28,066
  Postretirement benefits obligation other than pensions............................            696            626
  Other.............................................................................          7,241          4,822
                                                                                      -------------  -------------
                                                                                             30,596         33,514
                                                                                      -------------  -------------
LONG-TERM DEBT, excluding current portion (Note B)..................................        241,401        242,143
LONG-TERM DEBT - due to affiliates (Note D).........................................        154,640       --
                                                                                      -------------  -------------
                                                                                            396,041        242,143
                                                                                      -------------  -------------
REDEEMABLE PREFERRED SHARES, excluding current portion (Note A).....................            180            280
                                                                                      -------------  -------------
NONREDEEMABLE PREFERRED SHARES......................................................         30,987         29,000
                                                                                      -------------  -------------
COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $1 per share; authorized 100,000,000 shares; issued and
    outstanding 54,443,260 and 54,237,180 shares, respectively......................         54,443         54,237
  Series A Common Shares, par value $1 per share; authorized 25,000,000 shares;
    issued and outstanding 6,936,277 and 6,916,546 shares, respectively.............          6,936          6,917
  Common Shares issuable, 10,480 and 30,977 shares, respectively....................            499          1,461
  Capital in excess of par value....................................................      1,664,432      1,661,093
  Treasury Shares, at cost, 794,576 shares..........................................        (30,682)      --
  Retained earnings.................................................................        272,491        309,233
                                                                                      -------------  -------------
                                                                                          1,968,119      2,032,941
                                                                                      -------------  -------------
                                                                                      $   2,974,887  $   2,566,578
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   TELEPHONE AND DATA SYSTEMS, INC. (PARENT)
                            STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                                1997         1996         1995
                                                                            ------------  -----------  -----------
                                                                                    (DOLLARS IN THOUSANDS)
Operating service revenues................................................  $     72,372  $    61,239  $    58,071
Cost of sales and operating expenses......................................        72,249       57,538       54,682
                                                                            ------------  -----------  -----------
  Net operations..........................................................           123        3,701        3,389
                                                                            ------------  -----------  -----------
Other income
  Interest income received from affiliates................................        32,945        7,385       26,134
  Gain on sale of investments.............................................        10,307        3,434          408
  Other, net..............................................................        (4,798)      (2,139)      (3,492)
                                                                            ------------  -----------  -----------
                                                                                  38,454        8,680       23,050
                                                                            ------------  -----------  -----------
Income before interest and income taxes...................................        38,577       12,381       26,439
Interest expense..........................................................        44,482       15,790       37,028
Income tax expense (credit)...............................................      (100,074)     (28,522)       8,828
                                                                            ------------  -----------  -----------
Corporate operations......................................................        94,169       25,113      (19,417)
Equity in net income (loss) of subsidiaries and other investments.........      (103,718)     103,026      123,395
                                                                            ------------  -----------  -----------
Net income (loss).........................................................  $     (9,549) $   128,139  $   103,978
                                                                            ------------  -----------  -----------
                                                                            ------------  -----------  -----------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

Note A: The annual requirements for redemption of Redeemable Preferred Shares are $1.3 million, $103,000, and $77,000 for the years 1998 through 2000, respectively.

Note B: The annual requirements for principal payments on long-term debt are $239,000, $248,000, $258,000, $270,000 and $283,000 for the years 1998 through 2002, respectively.

Note C: In 1996, the data processing subsidiary of the Parent company was merged into the Parent company. Prior years' financial statements have been restated to conform to current presentation.

Note D:In November 1997, TDS Capital I, a subsidiary trust ("the Trust") of TDS, issued 6,000,000 of its 8.5% Company-Obligated Mandatorily Redeemable Preferred Securities (the "Preferred Securities") at $25 per Preferred Security. Net proceeds from the issuance totaled $144.8 million and were used to reduce short-term debt.

       The sole asset of TDS Capital I is $154.6 million principal amount of TDS's 8.5% Subordinated Debentures due December 31, 2037. There is a full and unconditional guarantee by TDS of the Trust's obligations under the Preferred Securities issued by the Trust. However, TDS's obligations are subordinate and junior in right of payment to certain other indebtedness of TDS. TDS has the right to defer payments of interest on the Subordinated Debentures by extending the interest payment period, at any time, for up to 20 consecutive quarters. If interest payments on the Subordinated Debentures are so deferred, distributions on the Preferred Securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, TDS may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its common stock.

       The Subordinated Debentures are redeemable by TDS, in whole or in part, from time to time, on or after November 18, 2002, or, in whole but not in part, at any time in the event of certain income tax circumstances. If the Subordinated Debentures are redeemed, the Trust must redeem Preferred Securities on a pro rata basis having an aggregate liquidation amount equal to the aggregate principal amount of the Subordinated Debentures so redeemed. In the event of the dissolution, winding up or termination of the Trust, the holders of Preferred Securities will be entitled to receive, for each Preferred Security, a liquidation amount of $25 plus accrued and unpaid distributions thereon to the date of payment, unless, in connection with the dissolution, winding up or termination, Subordinated Debentures are distributed to the holders of the preferred securities.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   TELEPHONE AND DATA SYSTEMS, INC. (PARENT)
                            STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------
                                                                               1997         1996         1995
                                                                            -----------  -----------  -----------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).......................................................  $    (9,549) $   128,139  $   103,978
  Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization.........................................        9,508       11,047        6,541
    Gain on sale of investments...........................................      (10,307)      (3,434)        (408)
    Deferred taxes........................................................       (8,918)       5,432        5,364
    Equity in net income (loss) of subsidiaries and other investments.....      103,718     (103,026)    (123,395)
    Other noncash expense.................................................         (211)         677        1,317
    Change in accounts receivable.........................................      (19,063)      20,795      (30,674)
    Change in accounts payable............................................        3,598      (39,897)      40,866
    Change in accrued taxes...............................................        2,151      (12,289)      (4,870)
    Change in other assets and liabilities................................          435        2,849        1,401
                                                                            -----------  -----------  -----------
                                                                                 71,362       10,293          120
                                                                            -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt borrowings...............................................      144,788      --            38,909
  Repayment of long-term debt.............................................         (735)      (2,815)      (3,012)
  Change in notes payable.................................................      368,658      (23,533)      83,131
  Change in notes payable to affiliates...................................      (47,990)     104,843       28,535
  Change in advances from affiliates......................................      --            (2,464)       2,118
  Change in notes receivable from affiliates..............................     (451,048)     (35,165)    (149,345)
  Change in advances to affiliates........................................        1,616          200       20,200
  Common stock issued.....................................................        5,225        5,114        8,078
  Redemption of preferred shares..........................................         (359)        (605)      (9,609)
  Dividends from subsidiaries.............................................       22,022       17,953       17,690
  Dividends paid..........................................................      (27,191)     (26,232)     (23,971)
  Repurchase of Common Shares.............................................      (69,942)     --           --
  Purchase of subsidiary common stock.....................................       (9,801)     --           --
                                                                            -----------  -----------  -----------
                                                                                (64,757)      37,296       12,724
                                                                            -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions
    Value of assets acquired..............................................       (8,767)    (121,053)    (129,005)
    Common Shares issued..................................................        3,601      113,128      127,836
    Preferred Shares issued...............................................        3,000      --           --
                                                                            -----------  -----------  -----------
      Net cash paid for acquisitions......................................       (2,166)      (7,925)      (1,169)
  Capital expenditures....................................................      (20,957)     (13,362)      (7,899)
  Proceeds from sale of investments.......................................       20,886          500        4,800
  Investments in subsidiaries.............................................       (7,111)     (19,533)      (8,733)
  Other investments.......................................................        2,851       (8,941)       1,169
  Change in temporary investments.........................................           22          (54)          85
                                                                            -----------  -----------  -----------
                                                                                 (6,475)     (49,315)     (11,747)
                                                                            -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................          130       (1,726)       1,097
CASH AND CASH EQUIVALENTS
  Beginning of period.....................................................          141        1,867          770
                                                                            -----------  -----------  -----------
  End of period...........................................................  $       271  $       141  $     1,867
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

               TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE AT     CHARGED TO    CHARGED TO                BALANCE AT
                                              BEGINNING OF    COSTS AND       OTHER                     END OF
DESCRIPTION                                      PERIOD        EXPENSES      ACCOUNTS    DEDUCTIONS     PERIOD
--------------------------------------------  -------------  ------------  ------------  -----------  -----------
COLUMN A                                        COLUMN B      COLUMN C-1    COLUMN C-2    COLUMN D     COLUMN E
                                                                    (DOLLARS IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 31, 1997
Deducted from deferred state tax asset:
  For unrealized net operating losses.......   $   (16,891)   $      877    $  (12,987)   $  --        $ (29,001)
  Deducted from accounts receivable:
    For doubtful accounts...................        (6,090)      (39,107)       --           30,095      (15,102)
FOR THE YEAR ENDED DECEMBER 31, 1996
Deducted from deferred state tax asset:
  For unrealized net operating losses.......       (10,061)          239        (7,069)      --          (16,891)
  Deducted from accounts receivable:
    For doubtful accounts...................        (5,104)      (22,432)       --           21,446       (6,090)
FOR THE YEAR ENDED DECEMBER 31, 1995
Deducted from deferred state tax asset:
  For unrealized net operating losses.......        (8,962)        3,905        (5,004)      --          (10,061)
  Deducted from accounts receivable:
    For doubtful accounts...................        (2,785)      (16,648)       --           14,329       (5,104)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TELEPHONE AND DATA SYSTEMS, INC.

                                By:             /s/ LEROY T. CARLSON
                                     -----------------------------------------
                                                  LeRoy T. Carlson
                                                      CHAIRMAN

                                By:          /s/ LEROY T. CARLSON, JR.
                                     -----------------------------------------
                                               LeRoy T. Carlson, Jr.
                                        PRESIDENT, (CHIEF EXECUTIVE OFFICER)

                                By:            /s/ MURRAY L. SWANSON
                                     -----------------------------------------
                                                 Murray L. Swanson
                                         EXECUTIVE VICE PRESIDENT--FINANCE

                                By:           /s/ GREGORY J. WILKINSON
                                     -----------------------------------------
                                                Gregory J. Wilkinson
                                           VICE PRESIDENT AND CONTROLLER
                                           (PRINCIPAL ACCOUNTING OFFICER)

Dated March 26, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ LEROY T. CARLSON
------------------------------  Director                      March 26, 1998
       LeRoy T. Carlson

  /s/ LEROY T. CARLSON, JR.
------------------------------  Director                      March 26, 1998
    LeRoy T. Carlson, Jr.

    /s/ MURRAY L. SWANSON
------------------------------  Director                      March 26, 1998
      Murray L. Swanson

      /s/ JAMES BARR III
------------------------------  Director                      March 26, 1998
        James Barr III

   /s/ RUDOLPH E. HORNACEK
------------------------------  Director                      March 26, 1998
     Rudolph E. Hornacek

     /s/ DONALD R. BROWN
------------------------------  Director                      March 26, 1998
       Donald R. Brown

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ DONALD C. NEBERGALL
------------------------------  Director                      March 26, 1998
     Donald C. Nebergall

    /s/ HERBERT S. WANDER
------------------------------  Director                      March 26, 1998
      Herbert S. Wander

   /s/ WALTER C.D. CARLSON
------------------------------  Director                      March 26, 1998
     Walter C.D. Carlson

   /s/ LETITIA G.C. CARLSON
------------------------------  Director                      March 26, 1998
     Letitia G.C. Carlson

      /s/ GEORGE W. OFF
------------------------------  Director                      March 26, 1998
        George W. Off

    /s/ MARTIN L. SOLOMON
------------------------------  Director                      March 26, 1998
      Martin L. Solomon

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.      DESCRIPTION OF DOCUMENT
----------  -----------------------------------------------------------------------------------------------------
  3.1       Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3.1 to the
            Company's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1997.

  3.2       By-laws, as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company's Quarterly
            Report on Form 10-Q for the second quarter ended June 30, 1997.

  4.1       Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3.1 to the
            Company's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1997.

  4.2       By-laws, as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company's Quarterly
            Report on Form 10-Q for the second quarter ended June 30, 1997.

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

  4.7       The Subordinated Indenture, dated October 15, 1997 and the Supplemental Indenture dated November 18,
            1997, by and between the Company and the First National Bank of Chicago, as Trustee under which the
            Trust Originated Preferred Securities are issuable, are hereby incorporated by reference to Exhibits
            4.3 and 4.4, respectively, to the Company's Current Report on Form 8-K filed on December 2, 1997, dated November 18, 1997.

  4.8       The Preferred Securities Guarantee Agreement, dated as of November 18, 1997, by and among the Company and The First National Bank of Chicago, as Guarantee Trustee for the benefit of the holders of Trust
            Preferred Securities of the Trust, is hereby incorporated by reference to Exhibit 4.2 to the
            Company's Current Report on Form 8-K filed on December 2, 1997, dated November 18, 1997.

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

 EXHIBIT
   NO.      DESCRIPTION OF DOCUMENT
----------  -----------------------------------------------------------------------------------------------------
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

 10.3       Stock Appreciation Rights Award and Non-Qualified Stock Option Agreement, dated March 14, 1988, between the Company and LeRoy T. Carlson, Jr., is hereby incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

 10.4       Stock Option and Stock Appreciation Rights Award Agreement dated January 15, 1990 between the Company and James Barr III, is hereby incorporated by reference to Exhibit 10.13 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1991.

 10.5(a)    1988 Stock Option and Stock Appreciation Rights Plan of the Company, is hereby incorporated by reference to Exhibit A to the Company's definitive Notice of Annual Meeting and Proxy Statement dated
            March 31, 1988.

 10.5(b)    Amendment #1 to 1988 Stock Option and Stock Appreciation Rights Plan of the Company, is hereby incorporated by reference to Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.5(c)    Amendment #2 to 1988 Stock Option and Stock Appreciation Rights Plan of the Company, is hereby incorporated by reference to Exhibit 10.7(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.6(a)    Telephone and Data Systems, Inc. 1994 Long-Term Incentive Plan is hereby incorporated by reference to
            Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-57257).

 10.6(b)    Form of 1994 Long-Term Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-57257).

 10.6(c)    Form of 1994 Long-Term Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (Registration No.
            33-57257).

 10.6(d)    Form of 1995 Performance Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.4 to the Company Registration statement on Form S-8 (Registration No.
            33-57257).

 10.6(e)    Form of 1995 Performance Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No.
            33-57257).

 10.7       Supplemental Executive Retirement Plan of the Company is hereby incorporated by reference to Exhibit
            10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.8       Deferred Compensation Agreement for Rudolph E. Hornacek dated November 30, 1995 is hereby incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 EXHIBIT
   NO.      DESCRIPTION OF DOCUMENT
----------  -----------------------------------------------------------------------------------------------------
 10.9       Securities Loan Agreement, dated June 13, 1995, between TDS and Merrill Lynch & Co. is hereby incorporated by reference to Exhibit 99.1 to the Form 8-K dated June 16, 1995 of United States
            Cellular Corporation.

 10.10      Registration Rights Agreement among TDS, Merrill Lynch & Co. and United States Cellular Corporation
            is hereby incorporated by reference to Exhibit 99.2 to the Form 8-K dated June 16, 1995 of United
            States Cellular Corporation.

 10.11      Common Share Delivery Arrangement Agreement among TDS, Merrill Lynch & Co. and United States Cellular
            Corporation is hereby incorporated by reference to Exhibit 99.3 to the Form 8-K dated June 16, 1995 of United States Cellular Corporation.

 10.12      Deferred Compensation Agreement for H. Donald Nelson dated July 15, 1996, is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1996.

 10.13      Description of Terms of Signing Letter with Donald W. Warkentin dated June 7, 1995, is hereby incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 10.14      TDS Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 (Registration No. 333-23947).

 10.15      Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998.

 10.16      Form of TDS Telecommunications Corporation Phantom Stock Option Incentive Agreement between TDS
            Telecommunications Corporation and James Barr III.

 11         Statement regarding computation of per share earnings.

 12         Statements regarding computation of ratios.

 13         Incorporated portions of 1997 Annual Report to Security Holders.

 21         List of Subsidiaries of the Company.

 23         Consent of independent public accountants.

 27.1       Financial Data Schedules for the year ended December 31, 1997.

 27.2       Financial Data Schedules for the year ended December 31, 1995, as restated.

 27.3       Financial Data Schedules for the first, second and third quarters of 1996 and the year ended December
            31, 1996, as restated.

 27.4       Financial Data Schedule for the second quarter ended June 30, 1997, as restated.

   [LOGO]
  TELEPHONE AND DATA SYSTEMS, INC.

   30 North LaSalle Street
   Chicago, Illinois 60602
   312/630-1900