Form 10-Q
period 1998-03-31
TELEPHONE & DATA SYSTEMS INC
filed 1998-05-12
CIK 96966

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

For the quarterly period ended       March 31, 1998
                               -------------------------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________ to ____________________

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

                                    Yes X  No
                                       ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                            Outstanding at April 30, 1998
      -----------------------------              -------------------------------
       Common Shares, $1 par value                      54,036,216 Shares
   Series A Common Shares, $1 par value                  6,939,280 Shares

--------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------

                         1ST QUARTER REPORT ON FORM 10-Q
                         -------------------------------


                                      INDEX
                                      -----


                                                                       Page No.
                                                                       --------
Part I.      Financial Information

                Management's Discussion and Analysis of
                   Results of Operations and Financial Condition        2-12

                Consolidated Statements of Income -
                   Three Months Ended March 31, 1998 and 1997            13

                Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 1998 and 1997            14

                Consolidated Balance Sheets -
                   March 31, 1998 and December 31, 1997                15-16

                Notes to Consolidated Financial Statements             17-24


Part II.     Other Information                                           25


Signatures                                                               26

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------


Telephone  and Data  Systems,  Inc.  ("TDS" or the  "Company")  is a diversified telecommunications company which provides high-quality telecommunications services to over 2.5 million cellular telephone, local telephone and personal communications service ("PCS") customer units. TDS's long-term business development strategy is to expand its operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes utilize TDS's expertise in customer-based telecommunications.

TDS reported a 35% increase in revenues for the first quarter of 1998 on a 52% growth in customers since March 31, 1997. United States Cellular Corporation ("U.S. Cellular") revenues increased 33% primarily due to a 56% increase in customer units. TDS Telecommunications Corporation ("TDS Telecom") reported a 10% increase in revenues on a 7% increase in access lines and increased activity in its new business ventures. Aerial Communications, Inc. ("Aerial") reported revenues of $30.7 million in the first quarter of 1998 and 165,000 customer units at March 31, 1998. Aerial launched service at the end of the first quarter 1997. Expenses incurred by Aerial prior to the launch of operations were reported as PCS Development Costs included in Investment and Other Income (Expense).

Consolidated cash flow and operating income were down due to Aerial's rapidly increasing operating costs as it continues the challenge of attracting new customers. U.S. Cellular's cash flow and operating income increased 46% and 41%, respectively, reflecting the increase in customers and the effects of acquisitions. TDS Telecom's cash flow and operating income declined by 7% and 25%, respectively, reflecting increased operating expenses in the telephone operations and start-up costs in the new business ventures.

Investment and other income totaled $223.9 million, consisting primarily of $221.4 million of gains from the sale of cellular interests and other investments recorded in the first quarter of 1998. Interest expense increased 129% as a result of the increase in short- and long-term debt balances. Net income available to common increased seven fold over the first quarter of 1997 due mainly to significant gains recorded on the sale of cellular interests and other investments.

TDS completed the transfer of substantially all of the assets and certain, limited liabilities of American Paging, Inc. to TSR Wireless Holdings, LLC, effective March 31, 1998, pursuant to a previously announced asset contribution agreement.

RESULTS OF OPERATIONS
---------------------

Three Months Ended 3/31/98 Compared to Three Months Ended 3/31/97
-----------------------------------------------------------------

Telephone and Data Systems, Inc. reported net income available to common of $73.7 million, or

$1.20 per share - diluted, in the first quarter of 1998, compared to $9.1 million, or $.15 per share - diluted, in the first quarter of 1997. Net income for 1998 included significant gains from the sale of cellular interests and other investments totaling $112.5 million, or $1.84 per share. Net income from U.S. Cellular increased to $15.9 million, or $.26 per share, in 1998, from $14.9 million, or $.24 per share, in 1997. Net income from TDS Telecom decreased to $5.2 million, or $.09 per share, in 1998 from $8.9 million, or $.15 per share, in 1997, primarily due to the $6.6 million decrease in operating income. Net income from Corporate, American Paging and Other increased to $11.9 million, or $.19 per share, in 1998 from $3.8 million, or $.06 per share, in 1997 due primarily to increase in the tax benefit associated with Aerial's losses. The business units compute their federal income taxes as if they filed a separate return. Any income tax benefits used on a consolidated basis not used by the business units are recorded by TDS, the parent company. TDS and the business units have tax allocation agreements and policies under which the business units are able to carry forward any losses and credits and use them to offset any future income tax liability to TDS. Aerial's activities reduced net income by $71.7 million, or $1.18 per share, in 1998 compared to $18.5 million, or $.30 per share in 1997.

The table below summarizes the effects of the business units and gains (along with the related impact on income taxes and minority interest) on net income available to common and earnings per share - diluted.


                                               Three Months Ended March 31,
                                               -------------------------------
                                                  1998               1997
                                                  ----               ----
                                                 (Dollars in thousands,
                                               except per share amounts)
Net Income Available to Common
   U.S. Cellular                               $      15,855     $      14,947
   TDS Telecom                                         5,203             8,921
   Aerial                                            (71,680)          (18,490)
   Corporate, American Paging and Other               11,868             3,758
   Gains                                             112,484                --
                                               -------------     -------------
                                               $      73,730     $       9,136
                                               =============     =============

Diluted Earnings Per Share
   U.S. Cellular                               $         .26     $         .24
   TDS Telecom                                           .09               .15
   Aerial                                              (1.18)             (.30)
   Corporate, American Paging and Other                  .19               .06
   Gains                                                1.84                --
                                               -------------     -------------
                                               $        1.20     $         .15
                                               =============     =============

U.S. Cellular's operating results were impacted by the effects of acquisitions, sales and exchanges, primarily those related to the exchange of markets with BellSouth Corporation ("BellSouth"). The markets acquired in that transaction, net of the markets divested, generated increases in overall revenues, operating expenses, operating cash flow and operating income. These increases were primarily due to the increase in the U.S. Cellular's customer base as a result of the exchange.

However, the results of certain of U.S. Cellular's existing markets which are adjacent to the markets acquired were negatively impacted by the effects of the exchange. Specifically, inbound roaming revenue and, to a lesser extent, operating cash flow suffered the most negative impact in these markets. This impact was primarily due to the change in the nature and pricing of transactions in which customers from the acquired markets use their wireless phones when roaming in U.S. Cellular's existing markets. Prior to the exchange, U.S. Cellular's existing markets recorded inbound roaming revenue at premium rates; after the exchange, those markets recorded an intercompany transfer amount which is eliminated in U.S. Cellular's consolidated financial statements.

Overall, U.S. Cellular's revenues, operating cash flow and operating income were positively impacted by the effects of the BellSouth exchange.

Operating Revenues increased 35% ($102.0 million) during the first quarter of 1998 primarily as a result of a 52% increase in customer units served. U.S. Cellular represented 59% ($60.6 million) of the total increase in revenues as customer units increased by 653,000 units, or 56%, for the twelve months ended March 31, 1998, to 1,817,000 units. Aerial represented 30% ($30.7 million) of the increase as it added over 165,000 units in its first twelve months of operations. TDS Telecom represented 11% ($10.6 million) of the total increase in revenues. Access lines increased 7% for the twelve month period ended March 31, 1998 to 528,900 access lines.

U.S. Cellular revenues increased 33% ($60.6 million) in 1998 reflecting a 56% increase in customer units. Local retail revenue increased 41% ($49.1 million) in the first quarter of 1998 due primarily to the 56% customer growth. Average local minutes of use per retail customer decreased by 5% to 95 in 1998 from 100 in 1997, while average local retail revenue per minute totaled $.34 in 1998 compared to $.36 in 1997. U.S. Cellular's use of incentive programs in 1997 and 1998 that encourage lower-priced weekend and off-peak usage, in order to stimulate overall usage, resulted in a lower average revenue per minute of use. Average revenue per minute also declined due to increased amounts of bill credits given to new and current customers as incentives to become or remain customers. Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular's cellular systems when roaming) increased 2% ($900,000) in the first quarter of 1998. Roaming transactions between U.S. Cellular's existing markets and the acquired markets, and vice versa, are considered intracompany transactions in 1998, the revenue from those roaming transactions is recorded as an offset to customer usage expense in the current year. Roaming traffic involving the same markets would have been recorded as inbound roaming revenue and customer usage expense in 1997. The 32% increase in roaming minutes used was offset by negotiated reductions in roaming rates. Average inbound roaming revenue per minute declined by 22% to $.69 in 1998 from $.88 in 1997. The addition of the acquired markets also caused the elimination of certain inbound roaming revenues between U.S. Cellular's existing markets and the acquired markets.

Total average monthly service revenue per customer decreased 17% ($8.84) to $44.66 in the first quarter of 1998 from $53.50 in 1997. Average monthly local retail revenue per customer declined 11% ($3.91) to $32.14 in 1998 from $36.05 in 1997 due primarily to competitive pressures, incentive programs being offered to new and current customers to become or remain customers, consumer market penetration and the effects of acquisitions. The recently acquired markets produced a lower amount of revenue per customer (approximately 20%), thereby reducing the average retail revenue per customer. Average monthly inbound roaming revenue per customer declined 35% ($4.78) to $8.73 in 1998 compared to $13.51 in 1997. This decrease is related to the decrease in roaming revenue per minute, the faster growth of U.S. Cellular's customer base as compared to the growth of inbound roaming revenues and the elimination of certain inbound roaming revenues between U.S. Cellular's existing markets and the acquired markets.

TDS Telecom revenues increased 10% ($10.6 million) in 1998 due to growth in telephone operations ($8.7 million) and growth in other services ($2.2 million). Telephone operations revenues increased primarily as a result of the recovery of increased costs of providing long-distance services ($2.1 million), increased sale of customer premise equipment ($1.7 million), effects of acquisitions ($1.6 million), internal access line growth of 5% since March 31, 1997 ($1.5 million), and increased network usage ($1.3 million). The number of telephone access lines increased by 7% (5% from internal growth and 2% from acquisitions) to 528,900 at March 31, 1998 from 493,000 at March 31, 1997. Average monthly revenue per access line increased by 2% to $68.48 for the first quarter of 1998 from $67.24 in 1997. The other services increase was primarily driven by increases in revenues in the LAN wiring business of $1.4 million and from the Internet access provider of $900,000.

Aerial revenues totaled $30.7 million in 1998, consisting of service revenue of $24.1 million and equipment sales revenues of $6.6 million. Average revenue per customer declined to approximately $57 in the first quarter of 1998 as compared to over $70 in the third and fourth quarter of 1997. During the first quarter, a number of subscribers were deactivated for non-payment. Despite churn, including Aerial-initiated deactivations, Aerial added over 40,000 customer units in the first quarter of 1998 and had over 165,000 customers in service at March 31, 1998. Aerial did not have any revenues in the first quarter of 1997.

Operating  Expenses  rose 70% ($168.2  million) in the first quarter of 1998 due primarily to added expenses at Aerial for the development of its markets and added expenses to serve the growing customer base. Aerial represented 60% ($100.1 million) of the total increase in operating expenses, while cellular represented 30% ($50.9 million) and telephone represented 10% ($17.2 million) of the total increase.

U.S. Cellular expenses increased 32% ($50.9 million) during 1998. System operations expenses increased 18% ($5.7 million) in 1998 as a result of increases in customer usage expenses and costs associated with the growing number of cell sites within U.S. Cellular's systems. Customer usage expenses grew 19% ($3.7 million) primarily due to the increase in net outbound roaming expense and the effects of acquisitions. Net outbound roaming usage expense is the result of U.S. Cellular providing a larger service footprint to its customers while charging them local rates, which are lower than roaming rates it is charged by other carriers, as an incentive to become or remain customers. Maintenance, utility and cell site expenses increased 17% ($2.1 million) reflecting primarily the increase in the number of cell sites to 1,786 in 1998 from 1,377 in 1997.

Marketing and selling expenses increased 27% ($15.0 million), including a $2.8 million increase in cost of equipment sold reflecting costs incurred to add new customers, increased advertising to promote the United States Cellular brand and cellular wireless communications and the effects of acquisitions. Cost per gross customer addition declined to $313 in 1998 from $324 in 1997 while gross customer activations increased to 198,000 in 1998 from 157,000 in 1997. General and administrative expenses increased 34% ($15.1 million) due to the growing customer base in existing markets and an expansion of local office and corporate staff necessitated by U.S. Cellular's growth and the effects of acquisitions. Depreciation and amortization increased 50% ($15.1 million) primarily due to the increase in average fixed assets since March 31, 1997 as well as a reduction in useful lives of certain assets beginning in 1998 which increased depreciation expense by $3.5 million and the effects of acquisitions.

TDS Telecom expenses increased 22% ($17.2 million) during 1998 due to growth in telephone operations ($11.5 million) and to growth in other services ($6.0 million). Telephone operations increased primarily due to increased depreciation and amortization ($2.3 million), the effects of acquisitions ($1.5 million), increased sales of customer premise equipment ($1.3 million), increased costs to support and maintain information systems ($1.2 million) and increased costs of maintaining the centralized network management center ($1.0 million). The remaining increase is due to growth in internal operations, including wage and salary increases, staffing and inflation. Other services increased primarily due to the growth in the LAN wiring business of $2.9 million, development activities at a start-up competitive local exchange carrier of $2.1 million and growth at the Internet access provider of $900,000.

Aerial's expenses totaled $100.1 million in 1998. Expenses incurred in the first quarter of 1997 prior to the launch of service totaled $21.6 million and were reported as PCS Development Costs as part of Investment and Other Income (Expense). System operations expenses totaled $15.0 million reflecting the costs of operating Aerial's network, primarily cell site expenses, landline interconnection charges and wages. Marketing and selling expenses incurred to add new customers totaled $17.4 million while cost of equipment sold totaled $22.8 million. General and administrative expenses totaled $14.2 million reflecting the expenses associated with the management and operating teams as well as overhead expenses. Customer service expenses totaled $10.9 million primarily for the staffing to support the PCS markets. Depreciation and amortization totaled $19.7 million.

Operating Income was a $(27.2) million loss in the first quarter of 1998 compared to $41.9 million income in 1997 reflecting the increased expenses of Aerial's development activities. Aerial incurred an operating loss of $69.3 million in the first quarter of 1998 which offset the U.S. Cellular and TDS Telecom operating income. U.S. Cellular's operating income increased 41% to $33.2 million in the first quarter of 1998 and its operating income margin increased to 13.5% in 1998 from 12.7% in 1997. TDS Telecom's operating income declined $6.6 million to $20.3 million reflecting $3.8 million of additional operating losses from other services, primarily the CLEC business and the LAN wiring business, and a $2.8 million decrease in telephone operating income. TDS Telecom's operating margin decreased to 17.5% in 1998 from 25.5% in 1997 due to the impact of new business ventures and higher operating costs.

                                              Three Months Ended March 31,
                                    -------------------------------------------
                                       1998            1997          Change
                                    -----------    -----------     -----------
                                             (Dollars in thousands)
Operating Income (Loss)
 from Ongoing Operations
    U.S. Cellular                   $    33,155    $    23,445     $     9,710
    TDS Telecom                          20,315         26,907          (6,592)
    Aerial                              (69,313)            --         (69,313)
                                    -----------    -----------     -----------
                                        (15,843)        50,352         (66,195)
American Paging Operating (Loss)        (11,406)        (8,411)         (2,995)
                                    -----------    -----------     -----------
Operating Income (Loss)             $   (27,249)   $    41,941     $   (69,190)
                                    ===========    ===========     ===========

TDS completed the transfer of substantially all of the assets and certain, limited liabilities of American Paging, Inc. to TSR Wireless Holdings, LLC pursuant to a previously announced asset contribution agreement. American Paging's revenues are netted against its expenses with the resulting operating loss reported as American Paging Operating (Loss). American Paging's revenues totaled $17.8 million and $24.6 million for the three months ended March 31, 1998 and 1997, respectively, and expenses totaled $29.2 million and $33.0 million, respectively. Effective in the second quarter of 1998, TDS will follow the equity method of accounting for its interest in TSR Wireless Holdings, LLC and will report these results as a component of Investment and Other Income (Expense).

Investment and Other Income (Expense) totaled $223.9 million in 1998 and $(4.7) million in 1997.

Gain on Sale of Cellular Interests and Other Investments totaled $221.4 million in the first quarter of 1998 as the Company has sold or traded certain non-strategic minority cellular interests. There were no asset sales in the first quarter of 1997.

PCS Development Costs totaled $21.6 million in 1997 reflecting the costs prior to the launch of PCS service in Aerial markets.

Cellular Investment Income, the Company's share of income of cellular markets in which the Company has a minority interest and follows the equity method of accounting, decreased 24% ($4.3 million) in the first quarter of 1998 primarily due to the transfer of minority interests to BellSouth in the fourth quarter of 1997. Cellular investment income is net of amortization of license costs relating to these minority interests.

Minority Share of Income includes the minority shareholders' share of U.S. Cellular's and Aerial's net income or loss, the minority partners' share of U.S. Cellular's operating markets and other minority shareholders' and partners' share of subsidiaries' net income or loss. The increase in minority share of income in the first quarter is primarily due to the gains from the sale of cellular interests at U.S. Cellular, which accounted for $(20.9) million of the $(24.5) million of U.S. Cellular's minority shareholders' share of income.

                                               Three Months Ended March 31,
                                       ---------------------------------------
                                            1998         1997          Change
                                       -----------    ----------   ------------
                                                  (Dollars in thousands)
Minority Share of (Income) Loss
  United States Cellular
     Minority Shareholders' Share      $   (24,535)   $   (3,521)  $   (21,014)
     Minority Partners' Share               (1,182)       (2,865)        1,683
                                       -----------    ----------   -----------
                                           (25,717)       (6,386)      (19,331)
  Aerial Communications                     15,241         3,849        11,392
  Telephone Subsidiaries and Other          (1,077)         (222)         (855)
                                       -----------    ----------   -----------
                                       $   (11,553)   $   (2,759)  $    (8,794)
                                       ===========    ==========   ===========


Interest Expense increased $17.8 million to $31.6 million in the first quarter of 1998 primarily due to a reduced amount of capitalized interest ($6.9 million), the increase in short-term debt

($4.2 million), the increase in U.S. Cellular's long-term debt ($4.5 million) and the increase in Aerial's long-term debt ($2.2 million). The Company capitalized $132,000 of interest in the first quarter of 1998 and $7.1 million in 1997 related to qualifying license and construction costs.

Minority Interest in Income of Subsidiary Trust totaled $4.9 million in the first quarter of 1998. This preferred dividend requirement is the result of the issuance of Company-Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities") in November 1997 and February 1998. In February 1998, TDS Capital II, a subsidiary trust of TDS, issued 6,000,000 of its 8.04% Preferred Securties at $25 per Preferred Security. The sole asset of TDS Capital II is $154.6 million principal amount of TDS's 8.04% Subordinated Debentures due March 31, 2038.

Income Tax Expense increased $72.1 million in 1998 to $86.0 million primarily due to the significant gains on the sale of cellular interests and other investments.

Net Income Available to Common increased $64.6 million to $73.7 million in the first quarter of 1998 from $9.1 million in the first quarter of 1997. The gains from the sale of cellular interests and other investments totaled $112.5 million in 1998. Earnings Per Common Share - Diluted was $1.20 in the first quarter of 1998 and $.15 in the first quarter of 1997. Gains from the sale of cellular interests and other investments contributed $1.84 per share.

Management believes operating expenses tend to be higher in the fourth quarter, particularly at U.S. Cellular, due to increased marketing activities and customer growth. This seasonality may cause operating income to be lower in the fourth quarter. PCS competitors have initiated service in certain of U.S. Cellular's markets over the past two years. U.S. Cellular expects PCS competitors to complete initial deployment of PCS in portions of all of its market clusters by the end of 1998. U.S. Cellular has increased its advertising to promote the United States Cellular brand and to distinguish its service from other wireless communications providers. U.S. Cellular's management continues to monitor other wireless communications providers' strategies to determine what effects additional competition will have on U.S. Cellular's future strategies and results. TDS anticipates that Aerial will continue to incur operating losses and generate negative cash flow as it continues to build its customer base reducing TDS's cash flow, operating and net income during 1998.

FINANCIAL RESOURCES AND LIQUIDITY

TDS and its subsidiaries operate relatively capital-intensive businesses. Rapid growth has caused expenditures for construction, expansion and acquisition programs to exceed internally generated cash flow. Accordingly, TDS has obtained substantial funds from external sources to finance the build-out of PCS markets, to fund acquisitions and for general corporate purposes. Although increasing internal cash flow from U.S. Cellular and steady internal cash flow from TDS Telecom have reduced the need for external financing, Aerial's development and construction activities will require substantial additional funds from external sources.

Cash Flows From Operating Activities. TDS is generating substantial internal funds from U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $28.1 million in the first quarter of 1998 compared to $54.7 million in 1997. The launch of Aerial's operations required substantial funds reducing cash flows from operating activities in 1998. U.S. Cellular's operating cash flow (operating income plus depreciation and amortization) totaled $78.4 million in the first quarter of 1998 (up 46%) while TDS Telecom's operating cash flow totaled $47.1 million (down 7%). Aerial's start-up activities resulted in an operating cash outflow of $49.6 million for the first quarter of 1998. Cash flows for other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $44.3 million in the first quarter of 1998 and $48.9 million in 1997.

                                               Three Months Ended March 31,
                                       -----------------------------------------
                                            1998         1997          Change
                                            ----         ----          ------
                                                 (Dollars in thousands)
Operating cash flow
       U.S. Cellular                   $   78,422    $    53,606    $   24,816
       TDS Telecom                         47,130         50,765        (3,635)
       Aerial                             (49,617)            --       (49,617)
       American Paging                     (3,511)          (707)       (2,804)
                                       ----------    -----------    ----------
                                           72,424        103,664       (31,240)
Other operating activities                (44,311)       (48,936)        4,625
                                       ----------    -----------    ----------
                                       $   28,113    $    54,728    $  (26,615)
                                       ==========    ===========    ==========

Cash Flows from Financing Activities. TDS has used short-term debt to finance its PCS operations, for acquisitions and for general corporate purposes. TDS has taken advantage of attractive opportunities from time-to-time to reduce short-term debt with proceeds from long-term debt and equity sales, and sales of non-strategic assets.

Cash flows from financing activities totaled $54.2 million in the first quarter of 1998 compared to $90.9 million in 1997. In 1998, TDS received $145.1 million on the sale of 8.04% Trust Originated Preferred Securities(sm) ("TOPrS(sm)")1. The proceeds from the issuance of the Trust Originated Securities provided most of the Company's external financing during the first quarter of 1998 and were used to reduce notes payable balances. Increases in short-term debt provided most of the Company's external financing requirements during the first quarter of 1997. The 1997 borrowings were used primarily to fund expenditures for PCS construction and development activities and for stock repurchases.

In the first quarter of 1998, TDS expended $5.7 million for the purchase of American Paging common shares pursuant to a tender offer. In the first quarter of 1997, TDS purchased, on the open market, 728,100 TDS Common Shares for $28.9 million and 350,000 U.S. Cellular Common Shares for $9.8 million.

Cash Flows From Investing Activities. TDS makes substantial investments each year to acquire, construct, operate and maintain modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. Cash flows from investing activities required $66.5 million in the first quarter of 1998 compared to $147.4 million in 1997. Capital expenditures required $125.3 million in 1998 and $169.0 million in 1997. Aerial's capital expenditures have decreased in 1998 because it has completed its initial build out program. Acquisitions, net of cash acquired, required $52.3 million in 1998. The sales of non-strategic cellular interests and other investments provided $96.4 million in 1998 reducing total cash flows
--------
          1 (sm) "Trust Originated Preferred Securities" and "TOPrS" are service marks of Merrill Lynch & Co., Inc.

required for investing activities in 1998.

The primary purpose of TDS's construction and expansion program is to provide for significant customer growth, to upgrade service, to expand into new communication areas, and to take advantage of service-enhancing and cost-reducing technological developments. Capital expenditures totaled $125.3 million in the first quarter of 1998 consisting primarily of $69.1 million for cellular plant and equipment, $30.7 million for telephone plant and equipment and $29.7 million for PCS property and equipment. Capital expenditures totaled $169.0 million in 1997 consisting primarily of $53.1 million for cellular plant and equipment, $23.9 million for telephone plant and equipment and $84.6 million for PCS property and equipment.

LIQUIDITY

TDS anticipates that the aggregate resources required for 1998 will include approximately $545 million for capital spending, consisting of $330 million for cellular capital additions, $140 million for telephone capital additions and $75 million for PCS capital additions. In addition, Aerial's working capital and operating expenses will require an estimated $185 million. The Company anticipates financing these expenditures with internally generated funds and short-term financing.

U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash supplemented by short-term financing. U.S. Cellular's operating cash flow totaled $286.7 million for the twelve months ended March 31, 1998, up 35% ($73.9 million) from 1997. U.S. Cellular had $500 million of bank lines of credit for general corporate purposes at March 31, 1998, all of which was unused. These line of credit agreements provide for borrowings at the London InterBank Offered Rate ("LIBOR") plus 26.5 basis points.

TDS Telecom plans to finance its construction program using primarily internally generated cash supplemented by long-term financing from federal government programs and short-term financing. Operating cash flow totaled $193.0 million for the twelve months ended March 31, 1998, down 2% ($4.9 million) from 1997. At March 31, 1998, TDS Telecom telephone subsidiaries had $114.7 million in unadvanced loan funds from federal government programs to finance the telephone construction program.

Aerial  plans to finance  its  construction  expenditures  and  working  capital
requirements  with  short-term  financing.  Aerial  is  currently   negotiating
for additional  financing,  although   there   can  be    no   assurance   that
these    negotiations   will   be    completed    on   terms   or    prices
acceptable to it. Aerial issued 10-year 8.05% zero coupon notes for $100 million in February 1998 in satisfaction of all outstanding obligations (aggregating approximately $84 million) and certain future obligations (aggregating approximately $16 million) of Aerial under the Nokia Credit Agreement.

TDS and its subsidiaries had cash and temporary investments totaling $84.2 million and longer-term cash investments totaling $19.7 million at March 31, 1998. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries' debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

TDS and its subsidiaries also have access to a variety of external capital sources. TDS had

$650 million of bank lines of credit for general corporate purposes at March 31, 1998. Unused amounts of such lines totaled $200 million. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

Management believes that TDS's internal cash flows and funds available from cash and cash equivalents, lines of credit, and longer-term financing commitments provide sufficient financial flexibility. However, the timing and amounts of capital expenditures and acquisitions as well as working capital requirements and amounts needed for general corporate purposes may vary throughout the year. There can be no assurance that sufficient funds will be available to the Company on terms or at prices acceptable to the Company. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its construction, development and acquisition programs. TDS and its subsidiaries anticipate accessing public and private capital markets to issue debt and equity securities only when capital requirements, financial market conditions and other factors warrant.

Recent Developments

At a Special Meeting on April 27, 1998, Shareholders of the Company approved a proposal (the "Tracking Stock Proposal") and two related proposals which would, among other things, change the state of incorporation of TDS from Iowa to Delaware and permit TDS to issue shares of tracking stock which are intended to reflect the performance of the Company's interest in its three principal business units: TDS Telecom, U.S. Cellular and Aerial. The reincorporation of TDS into Delaware is expected to take place in mid to late May, following the receipt of regulatory approvals.

On April 17, 1998, the Board of Directors of the Company determined to take certain action at the 1998 Annual Meeting of Shareholders, subject to approval by shareholders of the Tracking Stock Proposal on April 27, 1998. Since the Tracking Stock Proposal was approved at the Special Meeting on April 27, 1998, the Board of Directors will submit a proposal to shareholders at the Company's 1998 Annual Meeting, currently expected to occur in July 1998, to consider certain amendments to the Restated Certificate of Incorporation of TDS Delaware (the "Restated Certificate"), which are intended to improve the corporate governance provisions of the Tracking Stock Proposal in certain respects. The amendments that will be considered at the 1998 Annual Meeting are as follows:

          1. The Restated Certificate would be amended to require a vote by the holders of a majority of the Common Shares and Series A Common Shares, each voting separately as a class, in connection with any merger or consolidation of TDS that requires a shareholder vote.

          2. The Restated Certificate would be amended to require a class vote by the holders of a majority of the Common Shares to increase the authorized number of Common Shares, and to require a class vote by the holders of a majority of the Series A Common Shares to increase the authorized number of Series A Common Shares.

          3. The Restated Certificate would be amended to provide that TDS would be subject to the provisions of Section 203 of the Delaware General Corporation Law.

In connection with the Tracking Stock Proposal, TDS had made offers to each of U.S. Cellular and Aerial to acquire the common stock of such corporations which TDS does not own, in exchange for tracking stock of TDS which would be intended to reflect the separate performance of U.S. Cellular and Aerial, respectively.

TDS has held several meetings and substantive negotiations with the special committee of the board of directors of Aerial relating to the proposed Aerial Merger. Following the most recent meeting with TDS, the special committee of the board of directors of Aerial advised TDS that it had determined to recommend that the board of directors of Aerial reject the offer by TDS to acquire the publicly-held shares of Aerial which TDS does not own. The Aerial special committee has advised TDS that it would be prepared to consider a revised proposal which "contains increased protections designed to preserve Aerial's inherent value for its public stockholders and also embodies an increased equity interest in the Aerial Group tracking stock for the Aerial public stockholders." TDS intends to make a revised proposal to the Aerial special committee and to continue to seek an agreement to acquire the Aerial Common Shares that it does not own on mutually acceptable terms.

With respect to the U.S. Cellular Merger, TDS has met once with, but has not yet held substantive negotiations with, the special committee of the board of directors of U.S. Cellular, which is continuing to conduct due diligence. However, the special committee of the board of directors of U.S. Cellular has expressed significant reservations relating to the offer by TDS to acquire the publicly-held shares of U.S. Cellular that TDS does not own. TDS intends to continue to seek an agreement to acquire the U.S. Cellular Common Shares that it does not own on mutually acceptable terms.


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

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                    Unaudited
                                    ---------
                                                      Three Months Ended
                                                           March 31,
                                             -------------------------------
                                                  1998               1997
                                                  ----               ----
                                                  (Dollars in thousands,
                                                  except per share amounts)
OPERATING REVENUES
    U.S. Cellular                            $       245,157     $    184,584
    TDS Telecom                                      116,215          105,571
    Aerial                                            30,746               --
                                             ---------------     ------------
                                                     392,118          290,155
                                             ---------------     ------------
OPERATING EXPENSES
    U.S. Cellular                                    212,002          161,139
    TDS Telecom                                       95,900           78,664
    Aerial                                           100,059               --
                                             ---------------     ------------
                                                     407,961          239,803
                                             ---------------     ------------
    Operating Income (Loss) from
    Ongoing Operations                               (15,843)          50,352
    American Paging Operating (Loss)                 (11,406)          (8,411)
                                             ---------------     ------------

OPERATING INCOME (LOSS)                              (27,249)          41,941
                                             ---------------     ------------
INVESTMENT AND OTHER INCOME (EXPENSE)
    Interest and dividend income                       3,437            3,418
    Cellular investment income, net of
        license cost amortization                     13,605           17,920
    Gain on sale of cellular interests and other
     investments                                     221,442               --
    PCS development costs                                 --          (21,614)
    Other income (expense), net                       (3,049)          (1,637)
    Minority share of income                         (11,553)          (2,759)
                                             ---------------     ------------
                                                     223,882           (4,672)
                                             ---------------     ------------

INCOME BEFORE INTEREST AND INCOME TAXES              196,633           37,269
Interest expense                                      31,613           13,814
Minority interest in income of subsidiary trust        4,896               --
                                             ---------------    -------------
INCOME BEFORE INCOME TAXES                           160,124           23,455
Income tax expense                                    85,954           13,838
                                             ---------------    -------------
NET INCOME                                            74,170            9,617
Preferred Dividend Requirement                          (440)            (481)
                                             ---------------    -------------
NET INCOME AVAILABLE TO COMMON               $        73,730    $       9,136
                                             ===============    =============

WEIGHTED AVERAGE COMMON SHARES (000s)                 60,750           61,184

EARNINGS PER COMMON SHARE - Basic            $          1.21    $         .15
                                             ===============    =============

EARNINGS PER COMMON SHARE - Diluted          $          1.20    $         .15
                                             ===============    =============
DIVIDENDS PER COMMON AND
  SERIES A COMMON SHARE                      $           .11    $        .105
                                             ===============    =============

         The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------
                                                        Three Months Ended
                                                             March 31,
                                                   --------------------------
                                                       1998            1997
                                                       ----            ----
                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                        $    74,170     $    9,617
 Add (Deduct) adjustments to reconcile net income
   to net cash provided by operating activities
           Depreciation and amortization                99,673         62,028
           Deferred taxes                               79,114          3,730
           Investment income                           (14,551)       (19,154)
           Minority share of income                     11,553          2,759
           Gain on sale of cellular interests and
               other investments                      (221,442)            --
           Noncash interest expense                      8,424          5,805
           Other noncash expense                         4,166          5,240
           Change in accounts receivable                   (61)          (185)
           Change in accounts payable                  (12,945)        (8,598)
           Change in accrued taxes                       1,276          4,988
           Change in accrued interest                   (8,853)        (4,259)
           Change in other assets and liabilities        7,589         (7,243)
                                                   -----------     ----------
                                                        28,113         54,728
                                                   -----------     ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Long-term debt borrowings                            1,848          2,840
    Repayments of long-term debt                        (5,496)        (8,373)
    Change in notes payable                            (75,670)       140,866
    Trust preferred securities                         145,050             --
    Dividends paid                                      (7,141)        (6,880)
    Repurchase of Common Shares                             --        (28,878)
    Purchase of subsidiary common stock                 (5,738)        (9,801)
    Other financing activities                           1,365          1,106
                                                   -----------     ----------
                                                        54,218         90,880
                                                   -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                              (125,314)      (169,024)
    Investments in and advances to cellular
        minority partnerships                           (5,430)        (6,146)
    Distributions from partnerships                      4,554          9,297
    Investments in PCS licenses                             --         (4,745)
    Proceeds from investment sales                      96,432             --
    Other investing activities                          (3,135)        (2,239)
    Acquisitions, net of cash acquired                 (52,275)            --
    Change in temporary investments and marketable
     securities                                         18,630         25,478
                                                   -----------     ----------
                                                       (66,538)      (147,379)
                                                   -----------     ----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                      15,793         (1,771)
CASH AND CASH EQUIVALENTS -
    Beginning of period                                 51,008         57,633
                                                   -----------     ----------
    End of period                                  $    66,801     $   55,862
                                                   ===========     ==========

         The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                 (Unaudited)
                                               March 31, 1998  December 31, 1997
                                               --------------  -----------------
                                                     (Dollars in thousands)

CURRENT ASSETS
    Cash and cash equivalents                    $      66,801    $      51,008
    Temporary investments                               17,429           24,559
    Accounts receivable from customers and others      240,066          247,298
    Materials and supplies, at average cost,
        and other current assets                        62,285           85,419
                                                 -------------    -------------
                                                       386,581          408,284
                                                 -------------    -------------
INVESTMENTS
    Cellular license acquisition costs, net          1,175,668        1,190,917
    Cellular minority interests                        105,427          138,367
    PCS license acquisition costs, net                 317,917          319,918
    Franchise costs and other costs in excess of
        the underlying book value of subsidiaries,
          net                                          184,839          180,669
    Marketable equity securities                       248,482            1,621
    Other investments                                  190,256          141,092
                                                 -------------    -------------
                                                     2,222,589        1,972,584
                                                 -------------    -------------
PROPERTY, PLANT AND EQUIPMENT
    Cellular telephone, net                            955,550          940,253
    Telephone, net                                     840,979          830,767
    PCS, net                                           618,937          604,104
    Radio paging, net                                       --           43,230
    Other, net                                          35,780           47,299
                                                 -------------    -------------
                                                     2,451,246        2,465,653
                                                 -------------    -------------
OTHER ASSETS AND DEFERRED CHARGES                      140,692          125,080
                                                 -------------    -------------
    TOTAL ASSETS                                 $   5,201,108    $   4,971,601
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

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                               (Unaudited)
                                              March 31, 1998   December 31, 1997
                                              --------------   -----------------
                                                   (Dollars in thousands)
CURRENT LIABILITIES
    Current portion of long-term debt
        and preferred shares                  $      16,091     $        16,115
    Notes payable                                   450,615             527,587
    Accounts payable                                211,370             239,783
    Advance billings and customer deposits           29,218              33,640
    Accrued interest                                  9,441              18,284
    Accrued taxes                                     8,360               6,961
    Other current liabilities                        54,012              63,515
                                              -------------     ---------------
                                                    779,107             905,885
                                              -------------     ---------------

DEFERRED LIABILITIES AND CREDITS                    323,863             235,646
                                              -------------     ---------------

LONG-TERM DEBT, excluding current portion         1,292,311           1,264,218
                                              -------------     ---------------

REDEEMABLE PREFERRED SHARES, excluding
    current portion                                     175                 180
                                              -------------     ---------------

MINORITY INTEREST in subsidiaries                   419,564             416,566
                                              -------------     ---------------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES of Subsidiary Trust
    Holding Solely Company Subordinated
          Debentures (a)                            300,000             150,000
                                              -------------     ---------------

NONREDEEMABLE PREFERRED SHARES                       27,924              30,987
                                              -------------     ---------------
COMMON STOCKHOLDERS' EQUITY
    Common Shares, par value $1 per share            54,737              54,443
    Series A Common Shares, par value $1 per
          share                                       6,936               6,936
    Common Shares issuable (12,584 and 10,480
      shares, respectively)                             549                 499
    Capital in excess of par value                1,667,551           1,663,749
    Unrealized gains on securities                   18,628                 683
    Treasury Shares, at cost (770,132 and
          794,576 shares, respectively)             (29,768)            (30,682)
    Retained earnings                               339,531             272,491
                                              -------------     ---------------
                                                  2,058,164           1,968,119
                                              -------------     ---------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                              $   5,201,108     $     4,971,601
                                              =============     ===============

(a) As described in Note 5, the sole asset of TDS Capital I is $154.6 million principal amount of 8.5% subordinated debentures due 2037 from TDS. The sole asset of TDS Capital II is $154.6 million principal amount of 8.04% subordinated debentures due 2038 from TDS.

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2. At a Special Meeting on April 27, 1998, Shareholders of the Company approved a proposal (the "Tracking Stock Proposal") and two related proposals which would, among other things, change the state of incorporation of TDS from Iowa to Delaware and permit TDS to issue shares of tracking stock which are intended to reflect the performance of the Company's interest in its three principal business units: TDS Telecom, U.S. Cellular and Aerial. The reincorporation of TDS into Delaware is expected to take place in mid to late May, following the receipt of regulatory approvals.

      On April 17, 1998, the Board of Directors of the Company determined to take certain action at the 1998 Annual Meeting of Shareholders, subject to approval by shareholders of the Tracking Stock Proposal on April 27, 1998. Since the Tracking Stock Proposal was approved at the Special Meeting on April 27, 1998, the Board of Directors will submit a proposal to shareholders at the Company's 1998 Annual Meeting, currently expected to occur in July 1998, to consider certain amendments to the Restated Certificate of Incorporation of TDS Delaware (the "Restated Certificate"), which are intended to improve the corporate governance provisions of the Tracking Stock Proposal in certain respects. The amendments that will be considered at the 1998 Annual Meeting are as follows:

              1. The Restated Certificate would be amended to require a vote by the holders of a majority of the Common Shares and Series A Common Shares, each voting separately as a class, in connection with any merger or consolidation of TDS that requires a shareholder vote.

              2. The Restated Certificate would be amended to require a class vote by the holders of a majority of the Common Shares to increase the authorized number of Common Shares, and to require a class vote by the holders of a majority of the Series A Common Shares to increase the authorized number of Series A Common Shares.

              3. The Restated Certificate would be amended to provide that TDS would be subject to the provisions of Section 203 of the Delaware General Corporation Law.

      In connection with the Tracking Stock Proposal, TDS had made offers to each of U.S. Cellular and Aerial to acquire the common stock of such corporations which TDS does not own, in exchange for tracking stock of TDS which would be intended to reflect the separate performance of U.S. Cellular and Aerial, respectively.

      TDS has held several meetings and substantive negotiations with the special committee of the board of directors of Aerial relating to the proposed Aerial Merger. Following the most recent meeting with TDS, the special committee of the board of directors of Aerial advised TDS that it had determined to recommend that the board of directors of Aerial reject the offer by TDS to acquire the publicly-held shares of Aerial which TDS does not own. The Aerial special committee has advised TDS that it would be prepared to consider a revised proposal which "contains increased protections designed to preserve Aerial's inherent value for its public stockholders and also embodies an increased equity interest in the Aerial Group tracking stock for the Aerial public stockholders." TDS intends to make a revised proposal to the Aerial special committee and to continue to seek an agreement to acquire the Aerial Common Shares that it does not own on mutually acceptable terms.

      With respect to the U.S. Cellular Merger, TDS has met once with, but has not yet held substantive negotiations with, the special committee of the board of directors of U.S. Cellular, which is continuing to conduct due diligence. However, the special committee of the board of directors of U.S. Cellular has expressed significant reservations relating to the offer by TDS to acquire the publicly-held shares of U.S. Cellular that TDS does not own. TDS intends to continue to seek an agreement to acquire the U.S. Cellular Common Shares that it does not own on mutually acceptable terms.

3. TDS completed the transfer of substantially all of the assets and certain, limited liabilities of American Paging, Inc. to TSR Wireless Holdings, LLC pursuant to a previously announced asset contribution agreement. American Paging's revenues totaled $17.8 million and $24.6 million for the three months ended March 31, 1998 and 1997, respectively, and expenses totaled $29.2 million and $33.0 million, respectively. Effective in the second quarter of 1998, TDS will follow the equity method of accounting for its interest in TSR Wireless Holdings, LLC and will report these results as a component of Investment and Other Income (Expense).

4.    Marketable Equity Securities

      The following table lists the Company's marketable equity securities at March 31, 1998.

                                               Cumulative                Net
                         Fair Market Original  Unrealized     Tax     Unrealized
                            Value      Cost       Gain       Effect     Gain
                          ---------  ---------  ---------  ---------  ----------
                                          (Dollars in thousands)
Investment in Air Touch   $ 241,889  $ 217,946  $  23,943  $   8,637  $  15,306
Other                         6,593      1,142      5,451      2,129      3,322
                          ---------  ---------  ---------  ---------  ---------
                          $ 248,482  $ 219,088  $  29,394  $  10,766  $  18,628
                          =========  =========  =========  =========  =========

      The cumulative unrealized gain, net of taxes, is included in Common Shareholders' Equity.

5. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company Subordinated Debentures

      In February 1998, TDS Capital II, a subsidiary trust (the "Trust") of TDS, issued 6,000,000 of its 8.04% Company-Obligated Mandatorily Redeemable Preferred Securities (the "Preferred Securities") at $25 per Preferred Security. Net proceeds from the issuance totaled $145.1 million and were used to retire short-term debt.

      The sole asset of TDS Capital II is $154.6 million principal amount of TDS's 8.04% Subordinated Debentures due March 31, 2038 or such date to which the maturity is extended by TDS, but in no event later than March 31, 2047. There is a full and unconditional guarantee by TDS of the Trust's obligations under the Preferred Securities issued by the Trust. However, TDS's obligations are subordinate and junior in right of payment to certain other indebtedness of TDS. TDS has the right to defer payment of interest on the Subordinated Debentures by extending the interest payment period, at any time, for up to 20 consecutive quarters. If interest payment on the Subordinated Debentures are so deferred, distributions on the Preferred Securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, TDS may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its common stock.

      The Subordinated Debentures are redeemable by TDS, in whole or in part, from time to time, on or after March 31, 2003, or, in whole but not in part, at any time in the event of certain income tax circumstances. If the Subordinated Debentures are redeemed, the Trust must redeem Preferred Securities on a pro rata basis having an aggregate liquidation amount equal to the aggregate principal amount of the Subordinated Debentures so redeemed. In the event of the dissolution, winding up or termination of the Trust the holders of Preferred Securities will be entitled to receive, for each Preferred Security, a liquidation amount of $25 plus accrued and unpaid distributions thereon to the date of payment, unless, in connection with the dissolution, winding up or termination, Subordinated Debentures are distributed to the holders of the Preferred Securities.

      The Preferred Securities are accounted for and reported in the Company's financial statements in the same manner as the 8.5% Trust Originated Preferred Securities issued by TDS Capital I in 1997.

6.    Long-term Debt

      Aerial sold $220 million principal amount at maturity of 10-year zero coupon 8.05% yield to maturity debt in February 1998 at an issue price of $100 million. The unsecured notes are due in 2008 and there is no periodic payment of interest. The proceeds were paid to Aerial's equipment vendor in satisfaction of all then outstanding obligations and future obligations up to $100 million. The notes are fully and unconditionally guaranteed by TDS. The notes are subject to optional redemption beginning in 2003 at redemption prices which reflect original issue discount accrued since issuance.

7.    Gains from Sale of Cellular Interests and Other Investments

      Gains from the sale of cellular interest and other investments in 1998 primarily reflects gains recorded on the sale of the Company's minority interests in twelve markets to AirTouch Communications Inc. ("AirTouch") for AirTouch common shares and cash.

8.    Other Comprehensive Income

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all of the changes in shareholder's equity, except those resulting from investment by owners or distribution to owners ("Comprehensive Income"). The Company's Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income.

                                                         Three Months Ended
                                                              March 31,
                                                   ----------------------------
                                                       1998             1997
                                                   ------------    ------------
                                                       (Dollars in thousands)

             Net Income                            $     74,170    $      9,617
             Other Comprehensive Income -
                Unrealized gains on securities,
                net of tax of $10,301                    17,944              --
                                                   ------------    ------------
                                                   $     92,114    $      9,617
                                                   ============    ============

9.    Earnings Per Share

      The Company adopted SFAS No. 128, "Earnings per Share," effective December 31, 1997. Earnings per Common Share for March 31, 1997 has been restated to conform to current period presentation.

      The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                           March 31,  March 31,
                                                             1998       1997
                                                          ----------------------
                                                            (Dollars and shares
                                                              in thousands)

    Net Income                                            $   74,170  $   9,617
    Less: Preferred Dividends                                   (440)      (481)
                                                          ----------  ---------
    Net Income Available to Common used in Earnings
        per Share-Basic                                       73,730      9,136
    Reduction in preferred dividends if Preferred Shares
        converted into Common Shares                             402         --
    Minority income adjustment                                   (51)       (51)
                                                          ----------  ---------
    Net Income Available to Common used in Earnings
      per Share-Diluted                                   $   74,081  $   9,085
                                                          ==========  =========
    Weighted Average Number of Common Shares
        used in Earnings per Share-Basic                      60,750     61,184
    Effect of Dilutive Securities:
        Common Shares outstanding if Preferred
           Shares converted                                      927         --
        Stock options and stock appreciation rights              136        137
        Common Shares issuable                                    14         27
                                                          ----------  ---------
    Weighted Average Number of Common Shares
        used in Earnings per Share-Diluted                    61,827     61,348
                                                          ==========  =========


      For 1997, Preferred Shares convertible into 951,000 Common Shares were not included in computed diluted Earnings per Common Share because their effects were antidilutive.

      The minority income adjustment reflects the additional minority share of U.S. Cellular's income computed as if all of U.S. Cellular's issuable securities were outstanding.

10.   Acquisition Effects

      Assuming that acquisitions accounted for as purchases during the period January 1, 1997, to March 31, 1998, had taken place on January 1, 1997, unaudited pro forma results of operations from continuing operations would have been as follows:

                                                        Three Months Ended
                                                            March 31,
                                                      1998         1997
                                                   ---------    ----------
                                                 (Dollars in thousands, except
                                                      per share amounts)

      Operating revenues                           $ 392,118    $  313,361
      Net income                                      74,115        11,001
      Earnings per share - Basic                        1.21           .17
      Earnings per share - Diluted                 $    1.20    $      .17

11.   Supplemental Cash Flow Information

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

      TDS acquired certain cellular licenses, operating companies and telephone companies in 1998. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed and Common Shares issued.



                                                         Three Months Ended
                                                           March 31, 1998
                                                 -------------------------------
                                                   (Dollars in thousands, except
                                                         per share amounts)
      Property, plant and equipment                     $                7,825
      Cellular licenses                                                 34,080
      Equity method investment in cellular interests                     4,927
      Franchise costs                                                    5,304
      Long-term debt                                                    (4,634)
      Deferred credits                                                    (991)
      Other assets and liabilities,
         excluding cash and cash equivalents                             7,972
      Decrease in Minority interest                                      7,820
      Common Shares issued                                             (10,028)
                                                        ----------------------
      Decrease in cash due to acquisitions              $               52,275
                                                        ======================


The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                         Three Months Ended
                                                               March 31,
                                                   ----------------------------
                                                         1998           1997
                                                         ----           ----
                                                        (Dollar in thousands)

      Interest Paid                                $     31,089    $     19,231
      Income Taxes Paid                                   8,347           4,209
      Common Shares issued by TDS for
         conversion of TDS Preferred Stock         $      3,063    $        261

12.   Business Segment Information

      The following tables summarize business segment information for the three months ended or at March 31, 1998, and 1997.

U.S. CELLULAR OPERATIONS

                                                       Three Months Ended or at
                                                              March 31,
                                                  ------------------------------
                                                        1998            1997
                                                  -------------   --------------
                                                       (Dollars in thousands)

     Operating Revenues
        Local service                             $     170,085   $     121,027
        Inbound roaming                                  46,206          45,340
        Long-distance and other                          28,866          18,217
                                                  -------------   -------------
                                                        245,157         184,584
                                                  -------------   -------------
     Operating Expenses
        System operations                                36,943          31,229
        Marketing and selling                            50,001          37,802
        Cost of equipment sold                           20,748          17,994
        General and administrative                       59,043          43,953
        Depreciation                                     35,920          21,509
        Amortization                                      9,347           8,652
                                                  -------------    ------------
                                                        212,002         161,139
                                                  -------------    ------------
     Operating Income                             $      33,155    $     23,445
                                                  =============    ============

     Additions to property, plant and equipment   $      69,093    $     53,062
     Identifiable assets                          $   2,714,381    $  2,164,997



AERIAL OPERATIONS
                                                      Three Months Ended or at
                                                             March 31,
                                                  ------------------------------
                                                      1998              1997
                                                  -------------    -------------
                                                       (Dollars in thousands)

        Operating Revenues                        $      30,746    $         --
                                                  -------------    -------------

        Operating Expenses
             Systems operations                          15,016              --
             Marketing and selling                       17,432              --
             Cost of equipment sold                      22,820              --
             General and administrative                  14,196              --
             Customer service                            10,899              --
             Depreciation                                17,807              --
             Amortization                                 1,889              --
                                                  -------------    ------------
                                                        100,059              --
                                                  -------------    ------------
        Operating (Loss)                          $     (69,313)   $         --
                                                  =============    ============

        Additions to property, plant and
          equipment                               $      29,685    $     84,608
        Identifiable assets                       $     962,886    $    738,741

TDS TELECOM OPERATIONS
                                                       Three Months Ended or at
                                                              March 31,
                                                    ----------------------------
                                                        1998             1997
                                                    ----------      ------------
                                                       (Dollars in thousands)
        Telephone Operations
             Operating Revenues
                 Local service                     $    32,551      $    29,861
                 Network access and long-distance       60,846           56,592
                 Miscellaneous                          13,897           12,179
                                                    ----------      -----------
                                                       107,294           98,632
                                                    ----------      -----------
             Operating Expenses
                 Network operations                     20,678           18,030
                 Depreciation and Amortization          26,007           23,293
                 Customer operations                    17,509           14,897
                 Corporate and other                    18,948           15,456
                                                    ----------      -----------
                                                        83,142           71,676
                                                    ----------      -----------
             Telephone Operating Income                 24,152           26,956
                                                    ----------      -----------
        Other Operations
             Revenues                                    9,400            7,171
             Expenses                                   13,237            7,220
                                                    ----------      -----------

             Other Operating Income                     (3,837)             (49)
                                                    ----------      -----------
        Intercompany Eliminations
             Revenues                                     (479)            (232)
             Expenses                                     (479)            (232)
                                                    ----------      -----------
        Operating Income                            $   20,315      $    26,907
                                                    ==========      ===========

        Additions to property, plant and equipment  $   30,739      $    23,904
        Identifiable assets                         $1,305,207      $ 1,173,614


OTHER OPERATIONS
                                                       Three Months Ended or at
                                                              March 31,
                                                   -----------------------------
                                                      1998             1997
                                                   ------------    -------------
                                                       (Dollars in thousands)

        Additions to property, plant and equipment
             Other                                 $    (4,203)    $     7,450
        Identifiable assets
             Other                                 $   218,634     $   238,514

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

        (a) Exhibit 11 - Computation of earnings per common share is included herein as footnote 9 to the financial statements.

        (b)  Exhibit 12 - Statement regarding computation of ratios.

        (c)  Exhibit 27 - Financial Data Schedule

        (d)  Reports on Form 8-K filed during the quarter ended March 31, 1998:

        TDS filed a Current Report on Form 8-K on January 29, 1998 dated January 28, 1998, which included a news release that announced the Company's fourth quarter of 1997 financial results.

        TDS filed a Current Report on Form 8-K on February 12, 1998, dated February 10, 1998, which included a news release that announced the definitive agreement between the Company and American Paging, Inc. for TDS to acquire all of the issued and outstanding shares of common stock of American Paging not already owned by TDS for $2.50 per share in cash.

        TDS filed a Current Report on Form 8-K on March 26, 1998, dated March 24, 1998, which included a news release that announced the Company's filing of a registration statement with the Securities and Exchange Commission for an offering of its TDS Telecommunications Group Common Shares, a class of common stock of TDS, pending the approval of the reincorporation into Delaware by shareholders, which will track the performance of the TDS Telecom Group.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------
                                  (Registrant)





Date      May 12, 1998                           MURRAY L. SWANSON
     ---------------------------             --------------------------
                                             Murray L. Swanson,
                                             Executive Vice President-Finance
                                             (Chief Financial Officer)



Date      May 12, 1998                         GREGORY J. WILKINSON
     --------------------------              ---------------------------
                                             Gregory J. Wilkinson,
                                             Vice President and Controller
                                             (Principal Accounting Officer)